Form 10QSB
period 2000-09-30
DRGOODTEETH COM
filed 2000-11-15
CIK 1120916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                     Commission File Number:

                            DRGOODTEETH.COM
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

        Nevada                                     88-0451554
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


Times Square Bldg., Suite 11-4,                (212) 386-5695
246 Sukhumvit Road                          -----------------------
Klongtoey 10110 Bangkok, Thailand           (Registrant's telephone
-------------------------------------       number, including area code)
(Address of principal executive offices)


   Securities to be registered pursuant to 12(b) of the Act: NONE

      Securities to be registered pursuant to 12(g) of the Act:

                    COMMON STOCK $.001 PAR VALUE
                           (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No


The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 4,000,000.


Registrant's common stock is listed on the OTCBB under the symbol "DRGT".


The aggregate market value of the voting common stock held by non-affiliates of Registrant is $100,000, or $.05 per share.


Registrant's Form 10SB12G and all exhibits thereto, filed on September 18, 2000 are incorporated herein by reference.

                               PART I

ITEM 1.  FINANCIAL STATEMENTS.


The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement Form 10KSB, as amended.



                  REPORT OF INDEPENDENT ACCOUNTANT


To the Board of Directors
DrGoodTeeth.com


We have made a review of the consolidated balance sheet of DrGoodTeeth.Com as of September 30, 2000, and the related consolidated statements of operations, statement of Stockholders' equity, and cash flows for the three months period ended September 30, 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of July 24, 2000, and the related consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) for the year then ended (not presented herein); and in our report dated July 26, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying financial statements as of September 30, 2000, is fairly stated in all material respects in relation to the financial statements from which it has been derived.

                                              /s/ Clyde Bailey P.C.

San Antonio, Texas
October 25, 2000

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)

                              Balance Sheet

                                      September 30, 2000	        July 24, 2000
      A S S E T 	   		    	            (Unaudited)              (Audited)
                                      ------------------         -------------

Current Assets
 	Cash       	                             $      97,331 	       $     104,201
		  						                                 -------------         -------------
  		Total Current Assets			                       97,331 		            104,201

Other Assets
 	Web Development					                            10,000 		             10,000
                                           -------------         -------------
		  Total Other Assets			                         10,000 		             10,000
  								                                 -------------         -------------
  		Total Assets			                        $     107,331 		      $     114,201
                                           =============         =============


      L I A B I L I T I E S

Current Liabilities
  Accounts Payable                         $      10,000         $     10,000
                                           -------------        -------------
    Total Current Liabilities                     10,000 		            10,000
                                           -------------        -------------
  		Total Liabilities			                          10,000            		 10,000

 	Commitments and Contingencies					                   - 	                	 -


        S T O C K H O L D E R S '    E Q U I T Y

Common Stock						                         $       4,000         $   		 4,000
  100,000,000 authorized shares,
  par value $ .001
  4,000,000 shares issued and outstanding

Additional Paid-in-Capital						                 101,000           		 101,000

Accumulated Deficit						                        (7,669)                (799)
                                            ------------         ------------
Total Stockholders' Equity (Deficit)            	 97,331           		 104,201
                                            ------------         ------------

Total Liabilities and Stockholders' Equity  $    107,331 		      $    114,201
                                            ============         ============


                The accompanying notes are integral part of the
                      consolidated financial statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Operations
                                (Unaudited)
                                   --------------------------     ------------
                                   For the Three Months Ended     From 2/15/00
                                         September 30              to Sept 30
                                   --------------------------     ------------
                                      2000           1999              2000
                                   -------------  ------------     ------------
Revenues:
    Revenues                                  -             -                -
                                  -------------  ------------     ------------
      Total Revenues              $           -  $          -     $          -

Expenses:
    Consulting Services                       -             -                -
    Professional Fees                     6,000             0            6,000
    Operating Expenses                      870             -            1,669
                                  -------------  ------------     ------------
      Total Expenses                      6,870             -            7,669

      Net Income (Loss)
      from Operations             $     (6,870)  $          -     $    (7,669)

Other Income and Expenses:
    Sale of Assets                            -             -                -
                                  -------------  ------------     ------------
      Net Income before Taxes           (6,780)             -          (7,669)

Provision for Income Taxes:
    Income Tax Benefit                        -             -                -
      Net Income (Loss)           $       6,870  $          -     $      7,669
                                  =============  ============     ============
Basic and Diluted Earnings
per Common Share                        (0.002)           N/A          (0.002)
                                  -------------  ------------     ------------
Weighted Average number of
Common Shares used in per             4,000,000             -        4,000,000
share calculations                =============  ============     ============


 The accompanying notes are integral part of consolidated financial statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Cash Flows
                                (Unaudited)
                                   --------------------------     ------------
                                   For the Three Months Ended     From 2/15/00
                                         September 30              to Sept 30
                                   --------------------------     ------------
                                      2000           1999              2000
                                  -------------  ------------     ------------
Cash Flows from Operating Activities:

    Net Income (Loss)             $     (6,870)  $          -     $    (7,669)

Changes in assets and liabilities
      Accounts Payable                        -             -           10,000
                                  -------------  ------------     ------------
      Total Adjustments                       -             -           10,000
                                  -------------  ------------     ------------
NetCash from Operating
Activities                        $     (6,870)  $          -     $      2,331

Cash Flows from Investing Activities:

     Other Assets                             -             -         (10,000)
                                  -------------  ------------     ------------
Net Cash Used in                  $           -  $          -     $   (10,000)
Investing Activities              =============  ============     ============

Cash Flows from Financing Activities:

     Note Payable                             -             -                -
     Common Stock                             -             -          105,000
                                  -------------  ------------     ------------
Net Cash Provided for             $           -  $          -     $    105,000
Financing Activities              =============  ============     ============

Net Increase (Decrease) in Cash   $     (6,780)  $          -     $     97,331

Cash Balance, Begin Period              104,201             -                -
Cash Balance, End Period          $      97,331  $          -     $     97,331
                                  =============  ============     ============
Supplemental Disclosures:

     Cash Paid for interest       $           -  $          -     $          -
     Cash Paid for income taxes   $           -  $          -     $          -
     Stock Issued for Services                -             -                -




 The accompanying notes are integral part of consolidated financial statments.

                            DrGoodTeeth.Com
                     (A Development Stage Company)
                   STATEMENT OF SHAREHOLDER'S EQUITY
                       As of September 30, 2000


                                 $0.001      Paid-In   Accumulated Stockholders'
                    Shares      Par Value    Capital   Deficit         Equity
                  ----------    ---------   ---------  ----------   -----------

Balance,
February 15, 2000           -    $      -    $      -    $      -    $       -

Stock Issuance      4,000,000       4,000     101,000           -      105,000

Net Income (Loss)                                            (799)       (799)
                    ----------------------------------------------------------
Balance,
February 15, 2000   4,000,000    $  4,000    $101,000    $  (799)    $ 104,201

Net Income (Loss)                                         (6,870)      (6,870)
                    ---------    ---------   --------    --------    ---------

Balance,
September 30, 2000  4,000,000    $   4,000   $101,000    $(7,669)    $  97,331
                    =========    =========   ========    ========    =========








 The accompanying notes are integral part of consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the three months ended September 30, 2000.

Registrant had a net loss of $6,870 for the period from inception to the three months ended September 30, 2000, resulting in a net loss per share of $0.002.

General and administrative expenses for the period from inception to the three months ended September 30, 2000 were $6870, and consisted primarily of professional fees representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At the three months ended September 30, 2000,Registrant's primary source of liquidity included cash and cash equivalents of $97,331. Cash in the bank at the three months ended September 30, 2000 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its proposed business operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.


              			      PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

A)	All exhibits required to be filed herein are incorporated by reference to
Registrant's Form 10SB, previously filed with the Commisson on September 18,
2000.

B)	There were no reports on Form 8-K filed during the quarter.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                             DrGoodTeeth.com

Dated:	November 13, 2000     By:/s/ Dr. Anthana Chayawatana, President and
                             Director

Dated:	November 13, 2000     By:/s/ Lt.Dr. Sondul Manpiankarn, Treasurer
                             and Director

Dated: November 13, 2000     By:/s/ Dr. Bancha Luangaram, Vice-President-
                             Marketing and Director