Form 10KSB
period 2000-12-31
DRGOODTEETH COM
filed 2001-03-21
CIK 1120916

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE YEAR ENDED DECEMBER 31, 2000


                Commission File Number 0-31547


                         DrGoodTeeth.com
        -----------------------------------------------


     (Exact name of registrant as specified in its charter)

        Nevada                                    88-0451554
-------------------------------                -----------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

   Times Square Bldg., Suite 11-4
       246 Sukhumvit Road
    Klongtoey, Bangkok, Thailand                     10110
---------------------------------------           -----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (212) 386-5695

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the registrant's common stock as of December 31, 2000 was 4,000,000.

Registrant had no revenues for its year ended December 31, 2000.

Registrant's common stock is listed on the OTCBB under the symbol "DRGT" ; however trading has not yet commenced.

The aggregate market value of the voting common stock held by non-affiliates of Registrant is $100,000, or $.05 per share.


Registrant's Form 10SB12G and all exhibits thereto, and Form 10QSB for the quarter ended September 30, 2000 are incorporated herein by reference.

                               PART I

ITEM 1.      DESCRIPTION OF BUSINESS

DrGoodTeeth.com, (the "Company") was incorporated in the State of Nevada on February 15, 2000. The Company was formed to engage in the business of operating an online dental resource website.

Registrant is authorized to issue up to 100,000,000 (One Hundred
Million) shares of common stock, par value $.001.

There have been no bankruptcy, receiverships, or similar proceedings by or against Registrant. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

Though in its developmental stage, Registrant operates an Internet-based consumer dental network. The network consists of a consumer-focused interactive website, which provides users with comprehensive dental related information and services. The website, www.DrGoodTeeth.com, is a dental resource which integrates dynamic dental related content, an interactive community and tools. Registrant's objective is to establish the DrGoodTeeth.com network as one of the most trusted and comprehensive sources of consumer dental-related information and services on the Internet.

The Company's network will provide consumers with a variety of dental-related content, including information on all disciplines of dentistry, definitions, conditions, links to suppliers and educational facilities and current news articles. The customer support group/chat room will allow users to share experiences with others who face, or have faced, similar dental conditions, leveraging the aggregate community to benefit each member. The website will also provide interactive tools that permit users to personalize their DrGoodTeeth.com experience and is currently developing additional features to expand the functionality of the website based on user feedback.

As of the date of this filing, Registrant is still in its developmental stage and has not yet commenced full business operations or realized any revenues.

EMPLOYEES

As of December 31, 2000, Registrant had no employees other than its officers and directors, none of which are represented by a collective bargaining agreement.

ITEM 2.       DESCRIPTION OF PROPERTY

Registrant is currently leasing office space at Times Square Building, Suite 11-4, 246 Sukhumvit Road, Klongtoey, Bangkok, Thailand, which it leases on a month-to-month basis, at competitive market rates. Registrant also maintains a mailing address and answering service in New York at 152 Madison Avenue, Suite 1104-665, New York, New York 10016, for which it pays a competitive monthly rate. Registrant owns no property other than its software, domain name and proprietary data.

ITEM 3.        LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock is listed on the OTCBB pursuant to NASD Rule 6740 and Rule 15c2-11 under the Securities Exchange Act of 1934 under the symbol "DRGT".

As of the date of filing this Registration Statement there is no market for the common stock, including no quoted bid or ask.

To date, Registrant has issued 4,000,000 shares of its Common Stock.
These include the 2,000,000 shares issued to the founders of the Company, and 2,000,000 shares which were purchased and are held by 36 shareholders, none of which hold more than 5% of the shares outstanding or are related to the Officers/Directors.

Registrant is not subject to outstanding options or warrants to purchase, nor does it have securities convertible into common equity.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from Registrant's audited Financial Statements. The information set forth below should be read in conjunction with Registrant's Financial Statements and related Notes included elsewhere in this report.


Year Ended December 31, 2000
----------------------------

STATEMENT OF OPERATIONS DATA:

Net revenues                                           0

Net income (loss)                              $ (12,425)

Basic income (loss) per share                      (.003)

Weighted average shares outstanding            4,000,000




BALANCE SHEET DATA:

Cash and cash equivalents                      $  92,575

Total assets                                      92,575

Long-term debt                                         0

Stockholders' equity                              92,575


RESULTS OF OPERATIONS
---------------------

Registrant has not yet commenced full business operations or realized any revenues.

Registrant had a net loss of $12,425 at December 31, 2000, resulting in a net loss per share of $.003.

General and administrative expenses at December 31, 2000 were $12,425, consisting of professional fees in the amount of $6,000 and operating expenses in the amount of $6,425, most of which was incurred in conjunction with the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2000, Registrant's primary sources of liquidity included cash and cash equivalents of $92,575, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS
----------------------------------------------------
Certain parts of this Form 10-K may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.

ITEM 7.      FINANCIAL STATEMENTS

Registrant's financial statement, prepared and audited by Clyde Bailey, P.C., independent chartered accountant is included herein in Part F/S.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                           PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Form 10SB12G, filed on September 18, 2000, in Item 5, entitled, "Directors, Executive Officers, Promoters and Control Persons".

ITEM 10      EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Form 10SB12G, filed on September 18, 2000, entitled, "Executive Compensation".

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Form 10SB12G, filed on September 18, 2000, in Item 4, entitled, "Security Ownership of Certain Beneficial Owners and Management".

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Financial Statements, Schedules and Exhibits

There are no exhibits filed herewith. All exhibits required to be filed are incorporated herein by reference to Registrant's Form 10SB12G, filed on September 18, 2000.

(b) Registrant filed no current reports on Form 8-K during the last quarter of its year ended December 31, 2000.

                                PART F/S





                            DrGoodTeeth.Com


                           December 31, 2000




















                       Clyde Bailey, P.C.
                  Certified Public Accountant

                   10924 Vance Jackson #404
                   San Antonio, Texas 78230

Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287(210) 691-2911(fax)

Member:
American Institute of CPA's
Texas Society of CPA's


Board of Directors
DrGoodTeeth.Com

                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of DrGoodTeeth.Com (Company), a development stage enterprise, as of December 31, 2000 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from February 15, 2000 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.


/s/  Clyde Bailey P.C.
San Antonio, Texas
March 3, 2001

                               DrGoodTeeth.com
                       (A Development Stage Enterprise)
                                BALANCE SHEET
                             As of December 31, 2000

                                    ASSETS
Current Assets
    Total Current Assets               		           $ 92,575
                                               	    --------
    Total Assets				                               	$ 92,575
							                                             ========
                                 LIABILITIES

Current Liabilities
  Accounts Payable                                       -
                                                     --------
    Total Current Liabilities                            -
                                                     --------
       Total Liabilities                                 -
                                                     ========

                           STOCKHOLDERS' EQUITY

Common Stock                                           4,000
  100,000,000 authorized shares, par value $.001
   4,000,000 shares issued and outstanding

  Additional Paid-in-Capital                         101,000
  Accumulated Deficit                                (12,425)
                                                     --------
    Total Stockholders' Equity                        92,575
                                                     --------
      Total Liabilities and Stockholders' Equity	   $ 92,575
                                                     ========



[FN]
      See accompanying notes to Financial Statements.

                               DrGoodTeeth.com
                       (A Development Stage Enterprise)
                           STATEMENT OF OPERATIONS



                                       For the Period    From Inception
                                           Ended              to
                                      December 31, 2000 December 31, 2000
                                       --------------    --------------

Revenues:
  Revenues                             $           -      $          -
                                       --------------     -------------
    Total Revenues                                 -                 -



Expenses:
  Professional Fees  				                      6,000      		     6,000
  Operating Expenses                           6,425             6,425
                                       -------------      ------------
    Total Expenses                            12,425            12,425
                                       -------------      ------------
      Net Loss From Expenses                 (12,425)          (12,425)



Provision for Income Taxes:
  Income Tax Benefit                               -                 -
                                       -------------      ------------
      Net Income (Loss)                $     (12,425)     $    (12,425)
                                       =============      ============


Basic and Diluted Earnings per
Common Share                                  (0.003)           (0.003)
                                 					  ------------	      ------------

Weighted Average number of Common
Shares used in per share calculations      4,000,000         4,000,000
                                       =============      ============



[FN]
          See accompanying notes to Financial Statements.

                               DrGoodTeeth.com
                       (A Development Stage Enterprise)
                      STATEMENT OF STOCKHOLDERS' EQUITY
                           As of December 31, 2000





                          $.001 Par  Paid-In  Accumulated Stockholders'
                 Shares      Value   Capital    Deficit      Equity
                 ------    --------  -------   ----------  -----------


Balance,
February 15,
2000                 -           -        -            -          -


Stock Issued    4,000,000  $ 4,000  $101,000   $       -    $105,000

Net Income(Loss)                                 (12,425)    (12,425)
                ---------  -------  --------   ----------    --------


Balance,
December 31,
2000           4,000,000  $ 4,000  $101,000   $  (12,425)    $ 92,575
                =========  =======  ========   ==========    ========













[FN]
      See accompanying notes to Financial Statements.

                               DrGoodTeeth.com
                       (A Development Stage Enterprise)
                           STATEMENT OF CASH FLOWS

                                       For the Period     From Inception
                                           Ended                to
                                      December 31, 2000  December 31, 2000
                                      -----------------  -----------------
Cash Flows from Operating Activities:
------------------------------------
  Net Income(Loss)                          (12,425)          (12,425)
  Accounts Payable                               -                -
                                       ------------        ----------
Net cash provided from
Operating Activities                   $    (12,425)        $ (12,425)
                                       ------------        ----------

Cash Flows from Investing Activities:
------------------------------------
  Other Assets                                   -                -
                                       ------------        -----------
Net Cash Used in Investing Activities            -                -
                                       ------------        -----------

Cash Flows from Financing Activities:
------------------------------------
  Common Stock                              105,000            105,000
                                      -------------        -----------
Net Cash Provided from Financing
Activities                                  105,000            105,000
                                      -------------        -----------
Net Increase in Cash                         92,575             92,575
                                      -------------        -----------

Cash Balance, Begin Period                        -                  -
                                      -------------       ------------
Cash Balance, End Period              $      92,575       $     92,575
                                      =============       ============

Supplemental Disclosures:
  Cash Paid for interest              $           -       $          -
                                					 =============	      ===========
  Cash Paid for income taxes          $           -       $          -
                                      =============       ============

      See accompanying notes to Financial Statements.














                               DrGoodTeeth.Com
                        Notes to Financial Statements


Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------
DrGoodTeeth.Com ("the Company") was incorporated under the laws of the
State of Nevada on February 15, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 4,000,000 shares issued and outstanding as of December 31, 2000. The Company has been inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial
Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards
Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting
Standards Board Statement No.  109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.



Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128,
"Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding.
Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Cash and Cash Equivalents
--------------------------------
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.
Cash and cash equivalents consist of checking accounts and money market funds.

Fair Value of Financial Instruments
--------------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

Recent Accounting Pronouncements
-----------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative
Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by
SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000.  The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issues Staff
Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
(SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants.
The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.





DrGoodTeeth.Com
Notes to Financial Statements



NOTE 2 - COMMON STOCK
-----------------
A total of 2,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.025 per share for a total of $5,000 to the original officers and directors.

A Form D on Rule S04 offering was declared effective by the State of Nevada and registered with the Securities and Exchange Commission to issue
2,000,000 shares at $.05 per share. The funds will be used for web design and working capital.

NOTE 3  -  RELATED PARTIES
---------------------
The Company has no significant related party transactions and/or relationships any individuals or entities.

NOTE 4 - INCOME TAXES
------------------
Deferred income taxes arise from temporary differences resulting from the
Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.
Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The
Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

NOTE 5  -  SUBSEQUENT EVENTS
------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.







                               SIGNATURES
                               ----------


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                DrGoodTeeth.com, Registrant

Dated: 	March 13, 2001           By:/s/ Dr. Anchana Chayawatana,
                                President, Secretary and Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:


By: /s/ Dr. Anchana Chayawatana, President and Director

Date: March 13, 2001



By: /s/ Lt. Dr. Sondul Manpiankarn Treasurer and Director

Date: March 13, 2001



By: /s/ Dr. Bancha Luangaram, Vice President-Marketing and Director


Date: March 13, 2001









