Form 10QSB
period 2001-03-03
DRGOODTEETH COM
filed 2001-05-16
CIK 1120916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


                     Commission File Number: 0-31547

                            DRGOODTEETH.COM
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0451554
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

Times Square Bldg., Suite 11-4,                (212) 386-5695
246 Sukhumvit Road                          -----------------------
Klongtoey 10110 Bangkok, Thailand           (Registrant's telephone
---------------------------------           number, including area code)
(Address of principal executive offices)

                                    None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No


The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 4,000,000.

Registrant's common stock is listed on the OTCBB under the symbol "DRGT".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The consolidated financial statements for DrGoodTeeth.Com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended
March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2000.

                    REPORT OF INDEPENDENT ACCOUNTANT




To the Board of Directors
DrGoodTeeth.com
(a Nevada Corporation)



We have made a review of the balance sheet of DrGoodTeeth.Com as of March 31, 2001, and the related statements of operations and cash flows for the three months period ended March 31, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated March 3, 2001, we expressed an qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                                              /s/ Clyde Bailey P.C.




San Antonio, Texas
May 7, 2001

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                              Balance Sheet
                            As of March 31, 2001

                                                     March 31       December 31
                                                       2001             2000
                                                       ----             ----
                                                    (Unaudited)      (Audited)
                                                    ------------    ------------
                                 A S S E T S
                                 -----------
Current Assets
--------------
 Cash in Banks                                       $    91,642 	   $    92,575
			                                  ------------    ------------
    Total Current Assets			                91,642 	        92,575
                                                    ------------    ------------
    Total Assets			                            91,642 	        92,575
                                                    ============    ============
                            L I A B I L I T I E S
                            ---------------------
Current Liabilities
-------------------
  Accounts Payable                                             -               -
                                                     ------------    -----------
    Total Current Liabilities                                  -               -
                                                     ------------    -----------
    Total Liabilities                                          -               -

                   S T O C K H O L D E R S '  E Q U I T Y
               			 --------------------------------------
  Common Stock			                                           4,000
4,000
    100,000,000 authorized shares, par value $.001
    4,000,000 shares issued and outstanding

  Additional Paid-in-Capital
101,000       101,000
  Accumulated Deficit
(13,358)      (12,425)
                                                      ------------   -----------
    Total Stockholders' Equity                              91,642
92,575
                                                      ------------   -----------
    Total Liabilities and Stockholders' Equity         $    91,642    $  92,575
                                                      ============   ===========

               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Operations
                                (Unaudited)

                                     Three Months Ended
                                          March 31,            -----------------
                                   --------------------------  From Inception to
                                       2001           2000       March 31, 2001
                                   ------------  -------------------------------

Revenues:
---------
    Revenues                       $          -     $         -     $          -
                                  --------------   -----------------------------
    Total Revenues                            -               -                -

Expenses:
---------
  Professional Fees                        6,750              -            6,750
  Operating Expenses                       6,608              -            6,608
                                   -------------   -----------------------------
    Total Expenses                        13,358              -           13,358
                                   -------------   -----------------------------
    Net loss from Operations            (13,358)              -         (13,358)

Provision for Income Taxes:
---------------------------
  Income Tax Benefit                          -               -                -
    Net Income (Loss)              $    (13,358)   $          -    $    (13,358)
                                   =============  ==============================
Basic and Diluted Earnings
Per Common                         $     (0.003)  $          -      $    (0.003)
                                   =============  ==============================
Weighted Average number of Common
used in per share calculations        4,000,000       2,000,000        4,000,000
share calculations                 =============   =============================









               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Cash Flows
                                (Unaudited)

                                      Three Months Ended
                                           March 31,           -----------------
                                   --------------------------  From Inception to
                                      2001            2000       March 31,2001
                                   ------------  -------------------------------

Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                 $    (13,358)   $         -    $    (13,358)
  Accounts Payable                              -             -                -
                                    -------------  -----------------------------
Net Cash Provided from
Operating Activities                $    (13,358)  $          -    $    (13,358)
                                    -------------  -----------------------------

Cash Flows from Investing Activities:
-------------------------------------
  Other Assets                                 -              -               -
                                    -------------  -----------------------------
Net Cash Used in                                -              -               -
Investing Activities                -------------  -----------------------------


Cash Flows from Financing Activities:
-------------------------------------
  Common Stock                            105,000          5,000         105,000
                                     ------------   ----------------------------
Net Cash Provided from                    105,000          5,000         105,000
Financing Activities                 -------------  ----------------------------

Net Increase in Cash                        91,642          5,000         91,642
                                      ------------   ---------------------------
Cash Balance, Begin Period                       -              -              -
                                      ------------   ---------------------------
Cash Balance, End Period               $    91,642    $     5,000     $   91,642
                                      =============  ===========================
Supplemental Disclosures:
  Cash Paid for interest               $          -   $         -     $        -
                                      =============  ===========================
  Cash Paid for income taxes           $          -   $         -     $        -
                                      =============  ===========================

               See accompanying notes to Financial Statements.

DrGoodTeeth.Com
Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DrGoodTeeth.Com ("the Company") was incorporated under the laws of the State of Nevada on February 15, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 4,000,000 shares issued and outstanding as of December 31, 2000 and March 31, 2001.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Federal Income Tax

The Company has adopted the provisions of Financial Accounting Standards
Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences oF the carrying amounts and the tax basis of assets and liabilities.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting, as extended by SFAS No. 137 and amended by SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have an effect on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in fiscal year after September 30, 2000. The Company does not expect adoption of SAB 101 to have an effect on its financial statements.

NOTE 2  -  COMMON STOCK

A total of 2,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.025 per share for a total of $5,000 to the original officers and directors.

A Form D on Rule 504 offering was declared effective by the State of Nevada and registered with the Securities and Exchange Commission to issue 2,000,000 shares at $.05 per share. The funds will be used for web design and working capital.

NOTE 3  -  RELATED PARTIES

The Company has no significant related party transactions and/or relationships any individuals or entities.

NOTE 4 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in e expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

NOTE 5  -  SUBSEQUENT EVENTS

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the three months ended March 31, 2001.

Registrant had a net loss of $13,358 for the period from inception to the three months ended March 31, 2001, resulting in a net loss per share of $0.003.

General and administrative expenses for the period from inception to the three months ended March 31, 2001 were $13,358 and consisted primarily of professional fees representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At the three months ended March 31, 2001, Registrant's primary source of liquidity included cash and cash equivalents of $91,642. Cash in the bank at the three months ended March 31, 2001 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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

A)	All exhibits required to be filed herein are incorporated by reference to
Registrant's Form 10-SB, previously filed with the Commission on September 18, 2000.

B)	There were no reports on Form 8-K filed during the quarter.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DrGoodTeeth.com

Dated: May 14, 2001          By:/s/ Dr. Anthana Chayawatana, President and
                             Director

Dated: May 14, 2001          By:/s/ Lt.Dr. Sondul Manpiankarn, Treasurer
                             and Director

Dated: May 14, 2001          By:/s/ Dr. Bancha Luangaram, Vice-President-
                             Marketing and Director