Form 10QSB
period 2001-06-30
DRGOODTEETH COM
filed 2001-08-14
CIK 1120916

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


                     Commission File Number: 0-31547

                            DRGOODTEETH.COM
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0451554
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

152 Madison Avenue, Ste. 1104-665                (212) 386-5695
New York, NY 10016                           -----------------------
---------------------------------            (Registrant's telephone
(Address of principal executive offices)     number, including area code)


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


The number of shares outstanding of the registrant's common stock as of June 30, 2001 was 4,000,000.

Registrant's common stock is listed on the OTCBB under the symbol "DRGT".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The consolidated financial statements for DrGoodTeeth.Com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended
June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2000.

                    REPORT OF INDEPENDENT ACCOUNTANT




To the Board of Directors
DrGoodTeeth.com
(a Nevada Corporation)



We have made a review of the balance sheet of DrGoodTeeth.Com as of June 30, 2001, and the related statements of operations and cash flows for the six months period ended June 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated March 3, 2001, we expressed an qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                                 /s/ Clyde Bailey P.C.




San Antonio, Texas
August 10, 2001

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                              Balance Sheet
                            As of June 30, 2001

                                                     June 30       December 31
                                                       2001             2000
                                                       ----             ----
                                                    (Unaudited)      (Audited)
                                                    ------------    ------------
                                 A S S E T S
                                 -----------
Current Assets
--------------
 Cash in Banks                                       $    90,133 	   $   92,575
			                                                  ------------    ----------
    Total Current Assets			                               90,133 	       92,575
                                                    ------------     ----------
    Total Assets			                                       90,133 	       92,575
                                                    ============    ===========

                            L I A B I L I T I E S
                            ---------------------
Current Liabilities
-------------------
  Accounts Payable                                             -              -
                                                     ------------    ----------
    Total Current Liabilities                                  -              -
                                                     ------------    ----------
    Total Liabilities                                          -              -


                   S T O C K H O L D E R S '  E Q U I T Y
               			 --------------------------------------
  Common Stock			                                           4,000         4,000
    100,000,000 authorized shares, par value $.001
    4,000,000 shares issued and outstanding

  Additional Paid-in-Capital				                          101,000       101,000
  Accumulated Deficit			 			                              (14,867)      (12,425)
                                                      ------------   ----------
    Total Stockholders' Equity                              90,133   	   92,575
                                                      ------------   ----------
    Total Liabilities and Stockholders' Equity         $    90,133    $  92,575
                                                      ============   ==========



               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Operations
                                (Unaudited)

                          Three Months         Six Months            From
                             Ended               Ended             Inception
                       -----------------   -------------------         to
                        2001      2000       2001       2000     June 30, 2001
                       -----------------   -------------------   -------------
Revenues:
---------
    Revenues           $   -     $   -     $   -     $      -        $     -
                       -----------------   -------------------   -------------
    Total Revenues         -         -         -            -              -

Expenses:
---------
  Professional Fees         450      -        2,442         -            7,200
  Operating Expenses      1,059      -        2,442         -            7,667
                       -----------------   -------------------   -------------
                          1,509      -        2,442         -           14,867
                       -----------------   -------------------   -------------
Net loss from
Operations               (1,509)     -       (2,442)        -          (14,867)

Provision for
Income Taxes:
-------------
 Income Tax Benefit       -          -            -         -                -
    Net Income (Loss)  $ (1,509) $   -     $ (2,442)   $    -         $(14,687)
                       =================   ===================    =============
Basic and Diluted
Earnings Per
Common Share           $  (0.000)$   -     $ (0.001)   $    -         $ (0.004)
                       =================   ===================    =============
Weighted Average
number of Common
used in per share
calculations         4,000,000  2,000,000  4,000,000  2,000,000      4,000,000
                     =========  =========  =========  =========      =========









               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Cash Flows
                                (Unaudited)

                                      Six Months Ended
                                          June 30,            ------------------
                                   --------------------------  From Inception to
                                      2001            2000      June 30 ,2001
                                   ------------  ------------ ------------------

Cash Flows from Operating
Activities:
-------------------------
  Net Income (Loss)               $  (2,442)     $      -         $ (14,867)
  Accounts Payable                        -             -                 -
                                  -------------  ------------------------------
Net Cash Provided from
Operating Activities              $  (2,442)     $      -         $ (14,867)
                                  -------------  ------------------------------

Cash Flows from Investing
Activities:
-------------------------
  Other Assets                            -             -                 -
                                  -------------  ------------------------------
Net Cash Used in                          -             -                 -
Investing Activities              -------------  ------------------------------


Cash Flows from Financing
Activities:
-------------------------
  Common Stock                            -           5,000         105,000
                                   ------------   -----------------------------
Net Cash Provided from                    -           5,000         105,000
Financing Activities               ------------   -----------------------------

Net Increase in Cash                  (2,442)         5,000          90,133
                                   ------------   -----------------------------
Cash Balance, Begin Period            92,575              -               -
                                   ------------   -----------------------------
Cash Balance, End Period           $  90,133       $  5,000        $ 90,133
                                   ============   =============================
Supplemental Disclosures:
  Cash Paid for interest           $       -       $      -        $      -
                                   ============   =============================
  Cash Paid for income taxes       $       -       $      -        $      -
                                   ============   =============================

               See accompanying notes to Financial Statements.

                             DrGoodTeeth.Com
                       Notes to Financial Statements
                         June 30, 2001 and 2000
                               (Unaudited)


NOTE 1  -  GENERAL

DrGoodTeeth.Com ("the Company") was incorporated under the laws of the State of Nevada on February 15, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 4,000,000 shares issued and outstanding as of June 30, 2001. The Company has been inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

NOTE 2  -  BASIS OR PRESENTAITON

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 and 2000, and from inception (February 15, 2000) to June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The June 30, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB, as amended.

Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities"
("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of business. Currently, the Company is not subject to any legal proceedings or other claims.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the six months ended June 30, 2001.

Registrant had a net loss of $2,442 for the six-month period ended June 30, 2001 and a net loss of $14,867 for the period from inception to the six months ended June 30, 2001, resulting in a net loss per share of $0.001 and $0.004, respectively.

General and administrative expenses for the six month period ended
June 30, 2001 were $2,442 and for the period from inception to the six months ended June 30, 2001 were $14,867. These expenses consisted primarily of professional fees representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At the six months ended June 30, 2001, Registrant's primary source of liquidity included cash and cash equivalents of $90,133. Cash in the bank at the six months ended June 30, 2001 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for the next 12 months, without having to raise additional cash for operations. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its proposed business operations.

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


                             DrGoodTeeth.com

Dated: August 12,  2001      By:/s/ Dr. Anthana Chayawatana, President and
                             Director

Dated: August 12, 2001       By:/s/ Lt.Dr. Sondul Manpiankarn, Treasurer
                             and Director

Dated: August 12, 2001       By:/s/ Dr. Bancha Luangaram, Vice-President-
                             Marketing and Director