Form 10QSB
period 2001-09-30
DRGOODTEETH COM
filed 2001-11-06
CIK 1120916

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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


The number of shares outstanding of the registrant's common stock as of September 30, 2001 was 4,000,000.

Registrant's common stock is listed on the OTCBB under the symbol "DRGT".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The consolidated financial statements for DrGoodTeeth.Com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the period ended
September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2000.

                    REPORT OF INDEPENDENT ACCOUNTANT




To the Board of Directors
DrGoodTeeth.com
(a Nevada Corporation)



We have made a review of the balance sheet of DrGoodTeeth.Com as of September 30, 2001, and the related statements of operations and cash flows for the nine months period ended September 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated March 3, 2001, we expressed an qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                             /s/ Clyde Bailey P.C.




San Antonio, Texas
October 21, 2001

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                              Balance Sheet
                         As of September 30, 2001

                                                   September 30     December 31
                                                       2001             2000
                                                       ----             ----
                                                    (Unaudited)      (Audited)
                                                    ------------    ------------
                                 A S S E T S
                                 -----------
Current Assets
--------------
 Cash in Banks                                       $    89,567     $   92,575
	                                                     ------------   ----------
    Total Current Assets			                               89,567         92,575
                                                    ------------     ----------
    Total Assets			                                       89,567 	       92,575
                                                    ============    ===========

                            L I A B I L I T I E S
                            ---------------------
Current Liabilities
-------------------
  Accounts Payable                                             -              -
                                                     ------------    ----------
    Total Current Liabilities                                  -              -
                                                     ------------    ----------
    Total Liabilities                                          -              -


                   S T O C K H O L D E R S '  E Q U I T Y
               			 --------------------------------------
  Common Stock			                                          4,000         4,000
    100,000,000 authorized
    shares, par value $.001
    4,000,000 shares issued
    and outstanding

  Additional Paid-in-Capital				                         101,000       101,000
  Accumulated Deficit	                                   (15,433)      (12,425)
                                                      ------------  ----------
    Total Stockholders' Equity                            89,567   	    92,575
                                                      ------------   ----------
    Total Liabilities and Stockholders' Equity         $  89,567     $  92,575
                                                      ============   ==========








               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Operations
                                (Unaudited)

                        Three Months        Nine Months              From
                           Ended                 Ended             Inception
                      ----------------    -------------------         to
                      2001       2000        2001       2000     June 30, 2001
                      ----------------    -------------------   -------------
Revenues:
---------
 Revenues              $   -    $   -      $   -      $   -        $      -
                       ---------------   ---------------------   -------------
    Total Revenues         -        -          -          -               -

Expenses:
---------
  Professional Fees         450    750           -        750            7,200
  Operating Expenses      1,625    799       3,008        799            8,233
                       -----------------   -------------------   -------------
    Total Expenses        2,075  1,549       3,008      1,549           15,433
                       -----------------   -------------------   -------------
Net loss from
Operations               (2,075)(1,549)     (3,008)    (1,549)         (15,433)

Provision for
Income Taxes:
-------------
 Income Tax Benefit       -          -            -         -                -
    Net Income (Loss)  $ (2,075)(1,549)    $(3,008)   $(1,549)       $ (15,433)
                       =================   ===================    =============
Basic and Diluted
Earnings Per
Common Share           $(0.001)$(0.001)    $(0.001)   $(0.001)       $  (0.004)
                       =================   ===================    =============
Weighted Average
number of Common
used in per share
calculations         4,000,000  2,000,000  4,000,000  2,000,000      4,000,000
                     =========  =========  =========  =========      =========









               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Cash Flows
                                (Unaudited)

                                    Nine Months Ended
                                       Sepember 30,         ------------------
                                    --------------------     From Inception to
                                    2001            2000     September 30, 2001
                                    ----           -----     ------------------

Cash Flows from Operating
Activities:
-------------------------
  Net Income (Loss)               $  (3,008)     $   (1,549)      $ (15,433)
  Accounts Payable                        -             -                 -
                                  -------------  ------------------------------
Net Cash Provided from
Operating Activities              $  (3,008)     $   (1,549)      $ (15,433)
                                  -------------  ------------------------------

Cash Flows from Investing
Activities:
-------------------------
  Other Assets                            -             -                 -
                                  -------------  ------------------------------
Net Cash Used in                          -             -                 -
Investing Activities              -------------  ------------------------------


Cash Flows from Financing
Activities:
-------------------------
  Common Stock                            -         105,000         105,000
                                   ------------   -----------------------------
Net Cash Provided from                    -         105,000         105,000
Financing Activities               ------------   -----------------------------

Net Increase in Cash                  (3,008)       103,451          89,567
                                   ------------   -----------------------------
Cash Balance, Begin Period            92,575              -               -
                                   ------------   -----------------------------
Cash Balance, End Period           $  89,567       $103,451        $ 89,567
                                   ============   =============================
Supplemental Disclosures:
  Cash Paid for interest           $       -       $      -        $      -
                                   ============   =============================
  Cash Paid for income taxes       $       -       $      -        $      -
                                   ============   =============================




               See accompanying notes to Financial Statements.

                             DrGoodTeeth.Com
                       Notes to Financial Statements
                         June 30, 2001 and 2000
                               (Unaudited)


NOTE 1  -  GENERAL

DrGoodTeeth.Com ("the Company") was incorporated under the laws of the State of Nevada on February 15, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 4,000,000 shares issued and outstanding as of September 30, 2001. The Company has been inactive since inception and has little or no operating revenues or expenses.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the six months ended September 30, 2001.

Registrant had a net loss of $2,075 for the three months ended September 30, 2001 and a net loss of $15,433 for the period from inception to the nine months ended September 30, 2001, resulting in a net loss per share of $0.001 and $0.004, respectively.

General and administrative expenses for the three month period ended
September 30, 2001 were $2075 and for the period from inception to the nine months ended September 30, 2001 were $15,433. These expenses consisted primarily of professional fees representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

At the nine months ended September 30, 2001, Registrant's primary source of liquidity consisted of cash in the bank in the amount of $89.567, which was the balance of proceeds raised in Registrant's initial public offering c onducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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




                               SIGNATURES
                               ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DrGoodTeeth.com

Dated: November 1, 2001      By:/s/ Dr. Anthana Chayawatana, President and
                             Director

Dated: November 1, 2001      By:/s/ Lt.Dr. Sondul Manpiankarn, Treasurer
                             and Director

Dated: November 1, 2001      By:/s/ Dr. Bancha Luangaram, Vice-President-
                             Marketing and Director