Form 10KSB
period 2001-12-31
DRGOODTEETH COM
filed 2002-03-12
CIK 1120916

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               FOR THE YEAR ENDED DECEMBER 31, 2001
                Commission File Number 0-31547

                         DrGoodTeeth.com
        -----------------------------------------------
     (Exact name of registrant as specified in its charter)

        Nevada                             88-0451554
-------------------------------            -----------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

280 Madison Ave., Ste. 1110-211
       New York, NY 				     10016
---------------------------------------     -----------
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

The number of shares outstanding of the registrant's common stock as of December 31, 2001 was 4,000,000.

Registrant had no revenues for its year ended December 31, 2001.

Registrant's common stock is listed on the OTCBB under the symbol "DRGT".

                               1


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

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant currently maintains a mailing address and answering service in New York at 280 Madison Avenue, Suite 1110-211, New York, New York 10016, for which it pays a competitive monthly rate. Registrant owns no property other than its software, domain name and proprietary data.

                                  2
ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock is listed on the OTCBB pursuant to NASD Rule 6740 and Rule 15c2-11 under the Securities Exchange
Act of 1934 under the symbol "DRGT".

As of the date of filing this Registration Statement there has been very limited trading of and no market for the common stock; the current bid/ask prices are $1.26/$10.25, with no sales or volume; the last sale was in July 2001 and only a total of 16,000 shares have sold since commencement of trading in May 2001.

To date, Registrant has issued 4,000,000 shares of its Common Stock. These include the 2,000,000 shares issued to the founders of the Company, and 2,000,000 shares in a public offering pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended, and which were purchased and are held by 36 shareholders, none of which hold more than 5% of the shares outstanding or are related to the officers or directors of Registrant.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from Registrant's audited Financial Statements. The information set forth below should be read in conjunction with Registrant's
Financial Statements and related Notes included elsewhere in this report.

Year Ended December 31, 2001
----------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                    0
Net income (loss)                         $ (3,656)
Basic income (loss) per share                (.001)
Weighted average shares outstanding      4,000,000


BALANCE SHEET DATA:
Cash and cash equivalents                $   88,919
Total assets                                 88,919
Long-term debt                                    0
Stockholders' equity                         88,919

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Registrant has not yet commenced full business operations or realized any revenues.

Registrant had a net loss of $3,656 at December 31, 2001, resulting in a net loss per share of $.001.

General and administrative expenses at December 31, 2001 were $3,656, consisting of professional fees in the amount of $950 and operating expenses in the amount of $2,706.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2001, Registrant's primary sources of liquidity included cash and cash equivalents of $88,919, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS
----------------------------------------------------
Certain parts of this Form 10-KSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for

Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statements for the year ended December
31, 2001, prepared and audited by Clyde Bailey, P.C., independent chartered accountant is included herein.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.  None.

                           PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Each of Registrant's directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address                  Age    Position(s)
----------------                 ----    -------------
Dr. Anchana Chayawatana           26     President,
295/42 Ngarmwongwan 23 Road              Secretary and
Nonthaburi 11000 Thailand                Director

Lt. Dr. Somdul Manpiankarn        27     Treasurer and
237/466 Soi Saitong                      Director
Tiwanon Road
Nonthaburi 11000 Thailand

Dr. Bancha Luangaram              27     Vice President-
240/28 Charansanitwong Rd.               Marketing and
Bangkoknoi, Bangkok 10700                Director
Thailand

The persons named above have held their offices/positions since inception of our Company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors
------------------------------------
Dr. Anchana Chayawatana has been President, Secretary and a Director of Registrant since inception. She attended Mahidol University in Bangkok, Thailand and received a Doctor of Dental Science degree in 1998. From April 1998 to March 2001, she was the head of the Dental Dept. at Sri Vichai 3 Hospital in Samut Sakorn, Thailand. From April 1998 to September 2001, she also practiced dentistry at President Park Dental Care, a private dental clinic. At present, she is studying for her Master of Science Degree in Prosthetic Dentistry at Eastman Dental Institute for Oral Health Care Sciences, University of London, United Kingdom. Dr. Chayawatana devotes her time as needed to Registrant's business.

Lt. Dr. Somdul Manpiankarn has been the Treasurer and a Director of Registrant since inception. He attended Mahidol University in Bangkok, Thailand and received a Doctor of Dental Science degree in 1998, and received a Certificate in Endodontics in 2001. From April 1998 to the present, he has practiced dentistry for the Royal Thai Survey Department. From April 1998 to the present, he has also practiced dentistry at Rom Mai Dental Clinic, Clinic Banglumpoo and Patra Dental Clinic, which are private dental clinics located in Bangkok, Thailand. Dr. Manpiankarn devotes his time as needed to Registrant's business.

Dr. Bancha Luangaram has been the Vice President and a Director of Registrant since inception. He attended Mahidol University in Bangkok, Thailand and received a Doctor of Dental Science degree in 1998. In 2001, he received his Master of Science Degree in Prostodontic from Chulalongkorn University in Bangkok, Thailand. From April 1998 to May 2000, he practiced dentistry at the Public Health Canteen, Kanchanaburi Municipality in Kanchanaburi, Thailand. At present, he is practicing dentistry at Bangpho General Hospital and also is a consultant for Dental Vision Company Limited, Bangkok, Thailand. Dr. Luangaram devotes his time as needed to Registrant's business.

ITEM 11. EXECUTIVE COMPENSATION

None of Registrant's officers or directors have been compensated for their services, either in cash or stock, and there are no plans to compensate them in the near future, unless and until Registrant begins to realize revenues and becomes profitable in its business operations. As a result, no summary compensation tables have been included herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

------------------------------------------------------------
Title of Class  Name and Address        Amount and
                of Beneficial            Nature of   Percent
                    Owner                Beneficial of Class
                                         Ownership
------------------------------------------------------------
Common Stock  Dr. Anchana Chayawatana    1,000,000(D)   25%
              295/42 Ngarmwongwan 23 Rd.
              Nonthaburi 11000 Thailand

Common Stock  Lt.Dr. Somdul Manpiankarn    500,000(D)  12.5%
              237/466 Soi Saitong
              Tiwanon Road
              Nonthaburi 11000 Thailand

Common Stock  Dr. Bancha Luangaram         500,000(D)  12.5%
              240/28 Charansanitwong Rd.
              Bangkoknoi
              Bangkok 10700 Thailand
----------------------------
All Officers and Directors as
a Group (3 persons)                      2,000,000(D)  50%

*(D) = Direct Beneficial Ownership

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

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the year ended
        December 31, 2001 is included herein.

(b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 2001.

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10SB12G Registration Statement, filed on September 18, 2000, under SEC File Number 0-31547.

Exhibit Number        Description
--------------        -----------
3(i) *                Articles of Incorporation
3(ii)*                Bylaws
23                    Consent of Accountant


                         DrGoodTeeth.Com


                        December 31, 2001











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

Member:
American Institute of CPA's
Texas Society of CPA's


Board of Directors
DrGoodTeeth.Com

                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of DrGoodTeeth.Com (Company), a development stage enterprise, as of December 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from February 15, 2000 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for the periods ended December 31, 2001 and 2000 and from February 15, 2000 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/  Clyde Bailey P.C.
San Antonio, Texas
February 20, 2002
                                   10

                               DrGoodTeeth.com
                       (A Development Stage Enterprise)
                                BALANCE SHEET
                           As of December 31, 2001

ASSETS
------
Current Assets
--------------
   Total Current Assets                         $   88,919
                                                 ---------
Total Assets                                        88,919
                                                 =========
LIABILITIES
-----------
Current  Liabilities
--------------------
 Accounts Payable                                      -
                                                 ---------
   Total Current Liabilities                           -
                                                 ---------
Total Liabilities                                      -

STOCKHOLDERS EQUITY
-------------------
Common Stock                                         4,000
100,000,000 authorized shares,
par value $.001, 4,000,000
shares issued and outstanding
Additional Paid-in-Capital                         101,000
Accumulated Deficit                                (16,081)
                                                 ---------
Total Stockholders' Equity                          88,919
                                                 ---------
Total liabilities and Stockholders' Equity       $  88,919
                                                 =========




The accompanying notes are integral part of the consolidated financial statements.


                           DrGoodTeeth.Com
                  (A Development Stage Enterprise)
                       Statement of Operations
                       -----------------------

                            --------------------      From
                            For the Years Ended    Inception
                               December 31             to
                              2001	    2000        12/31/01
                            --------------------    ---------
Revenues:
--------
Revenue                    $    -    $     -       $    -

Expenses:
--------
Professional Fees              950       6,000         6,950
Operating expenses           2,706       6,425         9,131
                           -------   ---------      ---------
Total Expenses               3,656      12,425        16,081
                           -------   ---------      ---------
Net loss from Operations    (3,656)    (12,425)      (16,081)


Provisions for Income Taxes:
----------------------------
Income Tax Benefit              -         -             -
Net Income (Loss)           (3,656)   (12,425)       (16,081)
                           =======   ========       ========

Basic and Diluted Earnings
 Per Common Share           (0.001)    (0.003)        (0.004)
                           -------   --------       --------
Weighted Average number
of Common Shares used in
per share calculations    4,000,000  4,000,000     4,000,000
                          =========  =========     =========


The accompanying notes are integral part of the consolidated financial statements.

                         DrGoodTeeth.Com
                  (A Development Stage Enterprise)
                 Statement of Stockholders' Equity
                     As at December 31, 2001


                    $0.001 Paid-in Accumulated Stockholders'
          Shares  Par Value Capital Deficit       Equity
-----------------------------------------------------------
Balance
February
15, 20000    -    -          -          -           -

Stock
Issued  4,000,000   4,000  101,000      -        105,000

Net Income
(Loss)                             (12,425)     (12,425)
         -------------------------------------------------
Balance
December
31,
2000    4,000,000   4,000  101,000 (12,425)      92,575

Net Income
(Loss)                              (3,656)     (3,656)
         ------------------------------------------------
Balance at
December
31,
2001   4,000,000   4,000  101,000  (16,081)     88,919
        -------------------------------------------------






The accompanying notes are integral part of the consolidated financial statements.

                          DrGoodTeeth.Com
                  (A Development Stage Enterprise)
                      Statement of Cash Flows

                         ---------------------      From
                           For the Years Ended    Inception
                              December 31            to
                         ---------------------    12/31/01
                            2001        2000     -----------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)        $ (3,656)  $  (12,425)  $ (16,081)
Accounts Payable                -            -           -
                         ----------------------------------
Net Cash Provided from
 Operating Activities    $ (3,656)  $  (12,425)  $ (16,081)
                         ----------------------------------
Cash Flows from
Investing Activities
--------------------
Other Assets                    -           -           -
                       ------------------------------------
Net Cash Used in
Investing Activities            -           -           -
                       ------------------------------------
Cash Flows from
Financing Activities
--------------------
Common Stock                    -     105,000     105,000
                       ------------------------------------
Net Cash Provided from
Financing Activities            -     105,000     105,000
                       ------------------------------------
Net Increase in Cash      (3,656)      92,575      88,919

Cash Balance, Begin
Period                    92,575            -           -
                       ------------------------------------
Cash Balance, End
Period                $   88,919    $  92,575   $  88,919
                      =====================================
Supplemental
Disclosures:
  Cash Paid for
    Interest          $         -   $      -   $        -
                      =====================================
  Cash Paid for
    income taxes      $         -   $      -   $        -
                      =====================================

     The accompanying notes are integral part of the consolidated financial statements.

                        DrGoodTeeth.Com
                 Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DrGoodTeeth.Com ("the Company") was incorporated under the laws of the State of Nevada on February 15, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 4,000,000 shares issued and outstanding as of December 31, 2001. The Company has been inactive since inception and has little or no operating revenues or expenses.

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

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No.
128,"Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

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

Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but,
                         16

alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

NOTE 2  -  COMMON STOCK

In 2000, a total of 2,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.025 per share for a total of $5,000 to the original officers and directors.

In 2000, A Form D on Rule S04 offering was declared effective by the State of Nevada and registered with the Securities and Exchange Commission to issue 2,000,000 shares at $.05 per share. The funds will be used for web design and working capital.

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





                           17












                       SIGNATURES
                       ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DrGoodTeeth.Com, Registrant

Dated: March 2, 2002      By:/s/ Dr. Anchana Chayawatana
                              President, Secretary and
                              Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Dr. Anchana Chayawatana, President, Secretary and
        Director

Dated:  March 2, 2002


By: /s/ Lt. Dr. Sondul Manpiankarn, Treasurer and Director

Dated:  March 2, 2002


By: /s/ Dr. Bancha Luangaram, Vice-President-Marketing and
        Director

Dated:  March 2, 2002


                              18