Form 10QSB
period 2002-03-31
DRGOODTEETH COM
filed 2002-05-15
CIK 1120916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


                     Commission File Number: 0-31547

                            DRGOODTEETH.COM
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0451554
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


280 Madison Ave., Ste. 1110-211
       New York, NY 10016      		(212) 386-5695
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


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

The number of shares outstanding of the registrant's common stock as of March 31, 2002 was 4,000,000.

Registrant's common stock is listed on the OTCBB under the symbol "DRGT".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for DrGoodTeeth.Com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2001.

                    REPORT OF INDEPENDENT ACCOUNTANT




To the Board of Directors
DrGoodTeeth.com
(a Nevada Corporation)



We have made a review of the balance sheet of DrGoodTeeth.Com as of March 31, 2002, and the related statements of operations and cash flows for the three months period ended March 31, 2002 and 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated February 20, 2002, we expressed an qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                              /s/ Clyde Bailey P.C.



San Antonio, Texas
April 29, 2002

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                              Balance Sheet
                            As of March 31, 2002

                                         March 31     December 31
                                           2002          2001
                                         --------     -----------
                                        (Unaudited)    (Audited)
                                        ----------     ---------

                                 A S S E T S
                                 -----------
Current Assets
--------------
 Cash in Banks                           $ 86,285      $ 88,919
			                 --------      ---------
    Total Current Assets                 $ 86,285      $ 88,919
			                 --------      ---------
    Total Assets		         $ 86,285      $ 88,919
			                 ========      =========

                            L I A B I L I T I E S
                            ---------------------
Current Liabilities
-------------------
  Accounts Payable                           -               -
                                         --------      --------
    Total Current Liabilities                -               -
                                         --------      --------
    Total Liabilities                        -               -

                   S T O C K H O L D E R S '  E Q U I T Y
  		   --------------------------------------
  Common Stock		                   4,000         4,000
    100,000,000 authorized
    shares, par value $.001
    4,000,000 shares issued
    and outstanding

  Additional Paid-in-Capital             101,000       101,000
  Accumulated Deficit                    (18,715)      (16,081)
                                        --------      --------
    Total Stockholders' Equity            88,285        88,919
                                        --------      --------
    Total Liabilities and
     Stockholders' Equity               $ 86,285      $ 88,919
                                        ========      =======

               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Operations
                                (Unaudited)

                                     Three Months Ended
                                          March 31, 2002       -----------------
                                   --------------------------  From Inception to
                                       2002           2001       March 31, 2002
                                   ------------  -------------------------------

Revenues:
---------
    Revenues                       $          -     $         -     $          -
                                  --------------   -----------------------------
    Total Revenues                            -               -                -

Expenses:
---------
  Professional Fees                          750           6,750           7,700
  Operating Expenses                       1,884           6,608          11,015
                                   -------------   -----------------------------
    Total Expenses                         2,634          13,358          18,715
                                   -------------   -----------------------------
    Net loss from Operations              (2,634)        (13,358)        (18,715)

Provision for Income Taxes:
---------------------------
  Income Tax Benefit                          -               -                -
    Net Income (Loss)              $      (2,634)   $    (13,358)    $   (18,715)
                                   =============================================
Basic and Diluted Earnings
Per Common                         $     (0.001)    $     (0.003)    $    (0.005)
                                   =============================================
Weighted Average number of Common
used in per share calculations        4,000,000        4,000,000      4,000,000
share calculations                 =============================================





               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Cash Flows
                                (Unaudited)

                                      Three Months Ended
                                           March 31, 2002      -----------------
                                   --------------------------  From Inception to
                                      2002            2001       March 31,2002
                                   ------------  -------------------------------

Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                 $     (2,634   $   (13,358)    $    (18,715)
  Accounts Payable                              -             -                -
                                    -------------  -----------------------------
Net Cash Provided from
Operating Activities                $     (2,634)  $   (13,358)    $    (18,715)
                                    -------------  -----------------------------

Cash Flows from Investing Activities:
-------------------------------------
  Other Assets                                 -              -               -
                                    -------------  -----------------------------
Net Cash Used in                                -              -               -
Investing Activities                -------------  -----------------------------


Cash Flows from Financing Activities:
-------------------------------------
  Common Stock                                 -       105,000         105,000
                                     ------------   ----------------------------
Net Cash Provided from                         -       105,000         105,000
Financing Activities                 -------------  ----------------------------
Net Increase in Cash                      (2,634)       91,642          86,285
                                      ------------   ---------------------------
Cash Balance, Begin Period                88,919            -              -
                                      ------------   ---------------------------
Cash Balance, End Period               $  86,285    $   91,642     $    86,285
                                      =============  ===========================
Supplemental Disclosures:
  Cash Paid for interest               $          -   $         -     $        -
                                      =============  ===========================
  Cash Paid for income taxes           $          -   $         -     $        -
                                      =============  ===========================

               See accompanying notes to Financial Statements.

                           DrGoodTeeth.Com
                    Notes to Financial Statements
                       March 31, 2002 and 2001
                             (Unaudited)

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

DrGoodTeeth.Com ("the Company") was incorporated under the laws of the State of Nevada on February 15, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 4,000,000 shares issued and outstanding as of December 31, 2001 and March 31, 2002. The Company has been inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Note 2 - Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Item 301(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 and from inception (February 15, 2000) to March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The March 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. For further information, the statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's registration statement on Form 10-KSB, as amended.

Startup and organization costs are recorded in accordance with the provisions of Statement of Position 98-5 "Reporting Costs of Start-up Activities" (SO 98-5). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

                            DrGoodTeeth.Com
                    Notes to Financial Statements
                       March 31, 2002 and 2001
                             (Unaudited)

Note 2 - Basis of Presentation (cont'd)

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings on diluted earnings per share are excluded from the calculation.

Note 3 - Commitments and Contingencies

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business.
Currently, the Company is not subject to any legal proceedings or other claims.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the three months ended March 31, 2002.

Registrant had a net loss of $2,634 for the three months ended March 31, 2002 and $18,715 for the period from inception to the three months ended March 31, 2002, resulting in a net loss per share of $0.001 for the three months ended March 31, 2002 and $0.005 for the period from inception to March 31, 2002.

General and administrative expenses for the period from inception to the three months ended March 31, 2002 were $18,715, of which $7,700 were professional fees incurred in connection with the filing of Registrant's initial public offering and registration statement documents, and $7,700 in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At the three months ended March 31, 2002, Registrant's primary source of liquidity included cash and cash equivalents of $86,285. Cash in the bank at the three months ended March 31, 2002 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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




                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DrGoodTeeth.com, a Nevada corporation
                             -------------------------------------
                             (Registrant)

Dated: May 5, 2002           By:/s/ Dr. Anthana Chayawatana,
                             President and Director

Dated: May 5, 2002           By:/s/ Lt.Dr. Sondul Manpiankarn,
                             Treasurer and Director

Dated: May 5, 2002           By:/s/ Dr. Bancha Luangaram, Vice-
                             President of Marketing and Director