Form 10QSB
period 2002-06-30
DRGOODTEETH COM
filed 2002-08-14
CIK 1120916

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


                     Commission File Number: 0-31547

                            DRGOODTEETH.COM
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0451554
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)


280 Madison Ave., Ste. 1110-211
       New York, NY 10016      		(212) 386-5695
- --------------------------------      -----------------------------
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

                    REPORT OF INDEPENDENT ACCOUNTANT




To the Board of Directors
DrGoodTeeth.com
(a Nevada Corporation)



We have made a review of the balance sheet of DrGoodTeeth.Com as of June 30, 2002, and the related statements of operations and cash flows for the three and six month period ended June 30, 2002 and 2001 and from inception (February 15, 2000) to June 30, 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated February 20, 2002, we expressed an qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


                              /s/ Clyde Bailey P.C.



San Antonio, Texas
July 3, 2002

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                              Balance Sheet
                            As of June 30, 2002

                                         June 30      December 31
                                           2002          2001
                                        ----------    -----------
                                        (Unaudited)    (Audited)
                                        ----------    -----------
                        A S S E T S
                        -----------
Current Assets
--------------
 Cash in Banks                          $   85,624    $   88,868
                                        ------------------------
    Total Current Assets                    85,624        88,868
                                        ------------------------
    Total Assets	          	              85,624        88,868
                                        ========================

                            L I A B I L I T I E S
                            ---------------------
Current Liabilities
-------------------
  Accounts Payable                               -             -
                                        ------------------------
    Total Current Liabilities                    -             -
                                        ------------------------
    Total Liabilities                            -             -

                   S T O C K H O L D E R S '  E Q U I T Y
  		   --------------------------------------
  Common Stock		                     4,000         4,000
    100,000,000 authorized
    shares, par value $.001
    4,000,000 shares issued
    and outstanding

  Additional Paid-in-Capital               101,000       101,000
  Accumulated Deficit                     (19,376)      (16,132)
                                        ------------------------
    Total Stockholders' Equity              85,624        88,868
                                        ------------------------
    Total Liabilities and
     Stockholders' Equity               $   85,624    $   88,868
                                        ========================
               See accompanying notes to Financial Statements.

                             DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Operations
                                (Unaudited)

                  Three Months Ended  Six Months Ended -----------------
                      June 30,            June 30,     From Inception to
                  --------------------------------------
                    2002     2001      2002      2001    June 30, 2002
                  ----------------------------------------------------
Revenues:
---------
 Revenues        $       -  $      -          $      -    $       -
                 -----------------------------------------------------
  Total Revenues       -         -                                -

Expenses:
---------
 Professional
  Fees                 500     1,200     2,511     1,950        8,200
 Operating
  Expenses             161       310       734       792       11,176
                 ----------------------------------------------------
 Total Expenses        661     1,510     3,245     2,742       19,376
                 ----------------------------------------------------
 Net loss from
  Operations         (661)   (1,510)   (3,245)   (2,742)     (19,376)

Provision for Income Taxes:
---------------------------
 Income Tax Benefit      -         -                                -
  Net Income
   (Loss)        $   (661) $ (1,510) $ (3,245)  $ (2,742)  $ (19,376)
                 ====================================================
Basic and
Diluted Earnings
Per Common Share $ (0.000) $ (0.000) $ (0.001)  $(0.001)   $  (0.005)
                 ----------------------------------------------------
Weighted Average
number of Common
used in per share
calculations    4,000,000  4,000,000  4,000,000  4,000,000  4,000,000
                =====================================================

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
- -------------------------------------
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
- -------------------------------------
  Other Assets                                 -              -               -
                                    -------------  -----------------------------
Net Cash Used in                                -              -               -
Investing Activities                -------------  -----------------------------


Cash Flows from Financing Activities:
--------------------------------------
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

Results of Operations
- ---------------------

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


                             DrGoodTeeth.com, a Nevada corporation
                             -------------------------------------
                             (Registrant)

Dated: May 5, 2002           By:/s/ Dr. Anchana Chayawatana,
                             President and Director

Dated: May 5, 2002           By:/s/ Lt.Dr. Somdul Manpiankarn,
                             Treasurer and Director

Dated: May 5, 2002           By:/s/ Dr. Bancha Luengaram, Vice-
                             President of Marketing and Director