Form 10QSB
period 2002-09-30
DRGOODTEETH COM
filed 2002-11-12
CIK 1120916

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 4,000,000.

Registrant's common stock is listed on the OTCBB under the symbol "DRGT".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for DrGoodTeeth.Com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form
10-KSB for the year ended December 31, 2001.

                    REPORT OF INDEPENDENT ACCOUNTANT




To the Board of Directors
DrGoodTeeth.com
(a Nevada Corporation)


We have made a review of the balance sheet of DrGoodTeeth.Com as of September 30, 2002, and the related statements of operations and cash flows for the three and nine months period ended September 30, 2002 and 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated February 20, 2002, we expressed an qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                              /s/ Clyde Bailey P.C.

San Antonio, Texas
October 28, 2002

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                              Balance Sheet
                         As of September 30, 2002

                                        September 30  December 31
                                           2002          2001
                                         --------     -----------
                                        (Unaudited)    (Audited)
                                        ----------     ---------

                                 A S S E T S
                                 -----------
Current Assets
--------------
 Cash in Banks                           $ 85,547      $ 88,868
			                 --------      ---------
    Total Current Assets                 $ 85,547      $ 88,868
			                 --------      ---------
    Total Assets		         $ 85,547      $ 88,868
			                 ========      =========

                            L I A B I L I T I E S
                            ---------------------
Current Liabilities
-------------------
  Accounts Payable                           -               -
                                         --------      --------
    Total Current Liabilities                -               -
                                         --------      --------
    Total Liabilities                        -               -

                   S T O C K H O L D E R S '  E Q U I T Y
  		   --------------------------------------
  Common Stock		                   4,000         4,000
    100,000,000 authorized
    shares, par value $.001
    4,000,000 shares issued
    and outstanding

  Additional Paid-in-Capital             101,000       101,000
  Accumulated Deficit                    (20,453)      (16,132)
                                        --------      --------
    Total Stockholders' Equity            84,547        88,868
                                        --------      --------
    Total Liabilities and
     Stockholders' Equity               $ 84,547      $ 88,868
                                        ========      ========

               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Operations
                                (Unaudited)

                                     Three Months Ended     Nine Months Ended  From Inception to
                                        September 30          September 30     September 30, 2002
                                   -----------------------  ------------------ ------------------
                                    2002         2001        2002         2001
                                   ----------  ----------- --------------------
Revenues:
---------
    Revenues                       $     -     $      -     $    -    $     -      $        -
                                  -----------  -----------  --------  ---------    ------------
    Total Revenues                       -            -          -          -               -

Expenses:
---------
  Professional Fees                      750          -        3,261     1,950          16,582
  Operating Expenses                     327         566       1,061     1,358           3,871
                                   ----------  -----------  --------  ---------    -----------
    Total Expenses                     1,077         566       4,231     3,308          20,453
                                   ----------  -----------  --------  ---------    -----------
    Net loss from Operations          (1,077)       (566)     (4,321)   (3,308)        (20,453)

Provision for Income Taxes:
---------------------------
  Income Tax Benefit                     -            -          -          -                -
    Net Income (Loss)              $  (1,077)   $   (566)    $(4,321) $ (3,308)    $   (20,453)
                                   ==========   ==========  ========  =========    ===========
Basic and Diluted Earnings
Per Common                         $  (0.000)    $(0.000)   $(0.001)  $ (0.001)    $    (0.005)
                                   ==========   ==========  ========  =========    ===========
Weighted Average number of Common
used in per share calculations     4,000,000    4,000,000  4,000,000  4,000,000      4,000,000
share calculations                 ==========   ========== =========  =========    ===========





               See accompanying notes to Financial Statements.

                              DrGoodTeeth.Com
                     (A Development Stage Enterprise)
                         Statement of Cash Flows
                                (Unaudited)

                                      Nine Months Ended
                                         September 30          -----------------
                                   --------------------------  From Inception to
                                      2002            2001     September 30,2002
                                   ------------  -------------------------------

Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                 $     (4,321)   $   (3,308)    $    (20,453)
  Accounts Payable                             -             -               -
                                    -------------  -----------------------------
Net Cash Provided from
Operating Activities                $     (4,321)   $   (3,308)    $    (20,453)
                                    -------------  -----------------------------

Cash Flows from Investing Activities:
-------------------------------------
  Other Assets                                 -              -               -
                                    -------------  -----------------------------
Net Cash Used in                                -              -               -
Investing Activities                -------------  -----------------------------


Cash Flows from Financing Activities:
-------------------------------------
  Common Stock                                 -              -        105,000
                                     ------------   ----------------------------
Net Cash Provided from                         -              -        105,000
Financing Activities                 -------------  ----------------------------
Net Increase in Cash                      (4,321)       (3,308)         85,547
                                      ------------   ---------------------------
Cash Balance, Begin Period                88,868        92,875              -
                                      ------------   ---------------------------
Cash Balance, End Period               $  85,547    $   89,567    $    85,547
                                      =============  ===========================
Supplemental Disclosures:
  Cash Paid for interest               $          -   $         -     $        -
                                      =============  ===========================
  Cash Paid for income taxes           $          -   $         -     $        -
                                      =============  ===========================

               See accompanying notes to Financial Statements.

                           DrGoodTeeth.Com
                    Notes to Financial Statements
                       September 30, 2002 and 2001
                             (Unaudited)

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
DrGoodTeeth.Com ("the Company") was incorporated under the laws of the State of Nevada on February 15, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 4,000,000 shares issued and outstanding as of September 30, 2002. The Company has been inactive since inception and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Note 2 - Basis of Presentation
------------------------------
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Item 301(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 and 2001 and from inception (February 15, 2000) to September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The September 30, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. For further information, the statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's registration statement on Form 10-KSB, as amended.

Startup and organization costs are recorded in accordance with the provisions of Statement of Position 98-5 "Reporting Costs of Start-up Activities" (SO 98-5). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

                            DrGoodTeeth.Com
                    Notes to Financial Statements
                       September 30, 2002 and 2001
                             (Unaudited)

Note 2 - Basis of Presentation (cont'd)
---------------------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings on diluted earnings per share are excluded from the calculation.

Note 3 - Commitments and Contingencies
--------------------------------------
The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business.
Currently, the Company is not subject to any legal proceedings or other claims.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the nine months ended September 30, 2002.

Registrant had a net loss of $4,321 and $3,308, respectively, for the mine months ended September 30, 2002 and 2001, resulting in a net loss per share of $0.001 for the nine months ended September 30, 2002 and 2001.

General and administrative expenses for the nine month period ended September 30, 2002 and 2001 were $4,321 and $3,308, respectively, of which $3,261 and $1950, respectively, were professional fees and $1,061 and $1,358, respectively, were operating expenses.

Liquidity and Capital Resources
-------------------------------
At the nine months ended September 30, 2002, Registrant's primary source of liquidity included cash and cash equivalents of $84,547. Cash in the bank at the nine months ended September 30, 2002 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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

   	              PART II - OTHER INFORMATION
                      ---------------------------

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission on September 18, 2000 under SEC File No. 000-31547.

B)  There were no reports on Form 8-K filed during the quarter.


                         SIGNATURES
                         ----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DrGoodTeeth.com, a Nevada corporation

Dated: November 3, 2002      By:/s/ Dr. Anchana Chayawatana,
                             President, CEO and Chairman of the
                             Board of Directors

Dated: November 3, 2002      By:/s/ Lt.Dr. Somdul Manpiankarn,
                             Treasurer, CFO and Director

Dated: November 3, 2002      By:/s/ Dr. Bancha Luengaram, Vice-
                             President of Marketing and Director

CERTIFICATION PURSUANT TO SECTION 302 of the SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------

   I, Anchana Chayawatana, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DrGoodTeeth.
com.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of DrGoodTeeth.com as of, and for, the periods presented in this quarterly report.

4. DrGoodTeeth.com's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Natalma Industries, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to DrGoodTeeth.com, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of DrGoodTeeth.com's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a)	all significant deficiencies in the design or operation of
   internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	November 3, 2002      /s/ Anchana Chayawatana
                              ----------------------------------------
			      Anchana Chayawatana, Chief Executive
                              Officer and Chairman of the Board of
                              Directors