Form 10KSB
period 2002-12-31
AMERICAN OIL & GAS INC
filed 2003-03-31
CIK 1120916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 2002.

Commission file number: 0-31547
                        -------

                            American Oil & Gas, Inc.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                         88-0451554
          ------                                         ----------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

                   950 Stafford Street, Casper, Wyoming 82609
                   ------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (307) 265-6669
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
---------------------
Common Stock ($0.001 Par Value)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ X ]  No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The issuer's total consolidated revenues for the year ended December 31, 2002, were $0.

      The aggregate market value cannot be ascertained because there was no market for the common equity as of the last business day of the registrant's most recently completed second fiscal quarter. On March 17, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value, was 21,247,464.

                                TABLE OF CONTENTS

PART I ....................................................................   1
  ITEM 1. DESCRIPTION OF BUSINESS .........................................   1
  ITEM 2. DESCRIPTION OF PROPERTY .........................................   2
  ITEM 3. LEGAL PROCEEDINGS  ..............................................   3
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   3

PART II ...................................................................   3
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..........................................................   3
  ITEM 6. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION .....   5
  ITEM 7. FINANCIAL STATEMENTS ............................................   8
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE..............................   9

PART III ..................................................................   9
  ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ....   9
  ITEM 10. EXECUTIVE COMPENSATION .........................................   11
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....................  12
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  13
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...............................  13
  ITEM 14. CONTROLS AND PROCEDURES ........................................  14

CERTIFICATIONS.............................................................  16

INDEX TO EXHIBITS .........................................................  18

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

      As used herein, the term "Company" refers to American Oil & Gas, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated on February 15, 2000, as DrGoodTeeth.com, to engage in the business of operating an online dental resource website. On January 17, 2003, in anticipation of acquiring oil and gas interests and in an effort to more accurately reflect the expected change in the Company's operational focus, the Company changed its name from DrGoodTeeth.com to American Oil & Gas, Inc. Accordingly, the Company's stock symbol was changed from "DRGT" to the current symbol "AOGI." Also effective on January 17, 2003 was an 8.25-for-1 forward stock split of the Company's outstanding common stock, par value $0.001 ("Common Stock"). The stock split did not vary the par value of the Common Stock or the number of shares of Common Stock authorized for issuance.

      Thereafter on January 17, 2003, the Company executed a Purchase and Sale Agreement ("Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("North Finn"), whereby the Company acquired an undivided fifty percent (50%) working interest in and to the following undeveloped oil and gas leases:

   - 18,000 gross acres in a coalbed methane prospect ("Bear Creek Prospect") in Carbon County, Montana;
   - 22,000 gross acres in a multi-zone oil & gas prospect ("Krejci Prospect") in Niobrara County, Wyoming; and
   - certain coal bed methane ("CBM") leases in the prolific Powder River Basin in North Eastern Wyoming.

      Tower and North Finn retained an interest in the oil and gas leases and entered into joint operating agreements with the Company covering the oil and gas leases. The purchase price for the undivided fifty percent (50%) of Tower and North Finn's interest in these oil and gas leases was $815,365 to be paid in the following installments:

      1. $400,000 paid by the Company within 30 days of closing of the Agreement, which occurred on February 18, 2003; and
      2. $415,365 to be paid by the Company on or before Monday, April 30, 2003.

      The Company's obligation to pay the second installment of $415,365 is evidenced by a promissory note and secured by a mortgage, both of which were executed by the Company simultaneously with execution of the Agreement.

      The Company also agreed to purchase one hundred percent (100%) of Tower and North Finn's working interest in certain leases including up to ten CBM wells that are either drilled or scheduled to be drilled.

      Pursuant to the Agreement, the Company was also granted an option to purchase an undivided 28% of 8/8ths interest in and to a Minnelusa oil prospect in Campbell County, Wyoming. The initial exploratory well under this option was subsequently drilled and abandoned; accordingly the Company will not exercise its option to purchase.

      In conjunction with the transaction between the Company and Tower and North Finn, a Participation Agreement was executed on January 17, 2003 whereby Tower and North Finn, and the principals of each, agreed to provide the Company the right to participate, on an equal basis, in (i) any financing transaction regarding an oil and/or gas exploration and/or production asset, or (ii) acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to any of them.

Competition

      The Company intends to begin operating in the highly competitive oil and gas areas of acquisition and exploration, areas in which other competing companies have substantially larger financial resources, operations, staffs and facilities. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit.

Government Regulation

      The Company's business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. The Company plans to develop internal procedures and policies to ensure that its operations are conducted in full and substantial environmental regulatory compliance. While the Company intends to fully comply with environmental requirements, this compliance can be very complex, and therefore no assurances can be given that such environmental regulations will not detrimentally affect the Company in the future.

      Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Employees

     Two initially maintained overhead expenses, the Company's three officers and one full time employee are presently directing operations of the Company.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's office is located at 950 Stafford Street, Casper, Wyoming 82609, has nominal square footage, and is in good condition. The rent for the office space has yet to be determined but will not be more than a nominal amount per month.

      There are presently no productive wells, developed acres, or production in the Montana and Wyoming prospects as drilling activities have just recently been initiated. There are 18,000 gross undeveloped acres in the Bear Creek Prospect, 22,000 gross undeveloped acres in the Krejci Prospect, and certain other CBM leases in the Powder River Basin. The Company is not required to provide a fixed and determinable quantity of oil and gas under any of the agreements.

ITEM 3.     LEGAL PROCEEDINGS

      There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the year ended December 31, 2002. However, on January 8, 2003, the Company's shareholders holding 54.5%, approved by written consent, (i) a 8.25-for-1 forward stock split ("Forward Stock Split") of the issued and outstanding Common Stock, and (ii) an amendment to the Company's articles of incorporation changing its name to American Oil & Gas, Inc. No votes were withheld or cast against these actions, and no broker non-votes were received.

      On January 10, 2003, the Company's board of directors, in reliance upon the shareholders written consent, approved the Forward Stock Split and the amendment to the Company's articles of incorporation to change its name. A certificate of amendment to the Company's articles of incorporation was filed with the Nevada Secretary of State on January 15, 2003.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      The Company's Common Stock has traded on the OTC Bulletin Board under the symbol "AOGI" since January 17, 2003, when the Company's shareholders effected a forward stock split and name change. Although the Common Stock began trading on the OTC-BB on December 14, 2000 under the symbol "DRGT," because no meaningful trading market for the Company's Common Stock occurred until the fourth quarter of 2002, the table below sets forth the high and low sales prices for the Common Stock for only that quarter. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All figures reflect an 8.25-for-1 forward stock split which became effective on January 17, 2003.


      Year        Quarter           High        Low
      2002        Fourth            $2.00       $0.25

Shareholders

      The Company is authorized to issue One Hundred Million (100,000,000) shares of Common Stock. As of March 17, 2003, there were approximately forty-eight (48) shareholders of record holding a total of 21,247,464 shares of Common Stock.

Dividends on the Common Stock

      The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

      In March 2003, the Company engaged in an accredited investors offering ("Offering") of shares of its common stock, $0.001 par value ("Common Stock"), at one dollar and twenty-five cents (US$1.25) per share, which Offering was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. Pursuant to Rule 506, three (3) investors subscribed to purchase Eight Hundred Thousand (800,000) shares of Common Stock and paid the sum of $1.25 per share, for a total purchase price of US$1,000,000. These shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale.

      On December 17, 2002, the Company sold the following shares of Common Stock, each of which were valued at $0.25 per share in pre-split terms, were issued to the following individuals as consideration for past services rendered to the Company in connection with the - Company's transition into the oil and gas exploration and production line of business. Note that the shares set forth below reflect the 8.25-for-1 forward stock split effective on January 17, 2003.

Individual                          Shares      Value of Services
----------                          ------      -----------------
Joseph Merback                      49,500            $1,500
Moni Minhas                         100,238           $3,038
Dr. R.M. Bustin                     100,238           $3,038
A.F (Abby) Badwi                    49,500            $1,500
Patrick D. O'Brien                  608,025           $18,425
Christopher P. O'Brien              49,500            $1,500
Bobby G. Solomon                    608,025           $18,425

Kendell V. Tholstrom                608,025           $18,425
Edward C. Arko                      150,150           $4,550
Wayne P. and Joan R. Neumiller      608,025           $18,425
Michael J. Neumiller                608,025           $18,425
Neal P. Neumiller                   608,025           $18,425
Larry J. Linn                       100,238           $3,038
Andrew P. Calerich                  499,950           $15,150

      These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions. The shares were issued with a legend restricting resale.

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION


Forward-looking Information

      This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, it does not assume responsibility for the accuracy and completeness of such forward-looking statements. The Company is under no duty to update any of the forward- looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

GENERAL

      The Company's operations for 2002 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded on January 17, 2003 when the Company executed a contract to acquire an undivided fifty percent (50%) working interest in and to Tower and North Finn's undeveloped oil and gas leases. After raising $1 million in financing, the Company closed on the acquisition of these leases on February 18, 2003. As a result of the acquisition, the Company's business now revolves around the exploration, production and sale of coal bed methane gas in Montana and Wyoming, and oil and gas in Wyoming. The Company has not yet commenced full business operations nor realized any revenues.

Strategic Alliance

      When the Company entered into the acquisition agreement on January 17, 2003, it not only secured oil and gas leases, but also formed a strategic alliance with two highly experienced successful private partners - Tower Colombia of Denver, Colorado and North Finn of Casper, Wyoming. Tower and North Finn provide the Company with expertise in engineering, geology and finance in the highly prolific Rocky Mountain area, which the Company believes will allow it to take advantage of opportunities that arise in the oil & gas industry. Additionally, one of Tower's principals, Pat O'Brien, has been appointed to the Company's management.

Risks Associated with the Oil & Gas Industry and Operations

      The Company has a limited operating history in the oil and gas business and it may not discover commercially productive reserves. The Company's future success depends on its ability to economically locate oil and gas reserves in commercial quantities. The Company's anticipated exploration and development activities are subject to reservoir and operational risks. Even when oil and gas is found in what is believed to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to increased costs and decreased production. These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or other factors that might be encountered.

      The Company expects to maintain insurance against some, but not all, of the risks associated with drilling and production in amounts that it believes to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not fully insured could have a material adverse effect on the Company's financial condition and results of operations.

      Oil and gas prices are volatile and an extended decline in prices could hurt the Company's business prospects. The future profitability and rate of growth and the anticipated carrying value of the Company's oil and gas properties will depend heavily on then prevailing market prices for oil and gas. The Company expects the markets for oil and gas to continue to be volatile. If the Company is successful in establishing production, any substantial or extended decline in the price of oil or gas could:

    - have a material adverse effect on its results of operations;
    - limit its ability to attract capital;
    - make the formations it is targeting significantly less economically attractive;
    - reduce its cash flow and borrowing capacity; and
    - reduce the value and the amount of any future reserves.

      Various factors beyond the Company's control will affect prices of oil and gas, including:

    -  worldwide and domestic supplies of oil and gas;
    - the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
    -  political instability or armed conflict in oil or gas producing regions;
    -  the price and level of foreign imports;
    -  worldwide economic conditions;
    -  marketability of production;
    -  the level of consumer demand;
    -  the price, availability and acceptance of alternative fuels;
    - the availability of processing and pipeline capacity, weather conditions; and
    -  actions of federal, state, local and foreign authorities.

      These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. In addition, sales of oil and gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein may not be meaningful, as the Company became involved in the oil and gas industry in 2003.

      As there were no revenues for the fiscal year ended December 31, 2002, the Company anticipates that the commencement of its business operations in Wyoming and Montana will drastically increase expenses and if such operations are successful, revenues.

      There were no revenues for the fiscal year ended December 31, 2002. The Company's operating loss increased to $149,216 for the year ended December 31, 2002 as compared to $4,007 for the year ended December 31, 2001, mainly attributable to increases in consulting fees related to the Company's entry into the oil and gas industry and its subsequent, February 2003 acquisition of oil and gas assets.

      The Company's current assets as of December 31, 2002 were $83,516 as compared to $88,919 as of December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2002, the Company's primary source of liquidity included cash and cash equivalents of $83,516, as compared to $88,919 as of December 31, 2001.

      The net loss from the Company's operating activities increased to $5,352 for the year ended December 31, 2002 from $4,007 for the year ended December 31, 2001.

      Shareholder's equity as of December 31, 2002, was $83,516, as compared to $88,919 as of December 31, 2001. This decrease is largely due to an increase in deficit accumulated during the development stage of $165,348 in the fiscal year ended December 31, 2002 as compared to $16,081 for the same period in 2001.

     In the first quarter of 2003, the Company effected the sale of 800,000 shares of its Common Stock in a private placement pursuant to which the Company received approximately $1,000,000. The Company believes that its current cash position will be sufficient to satisfy its operating needs for the next four
(4) months. The Company intends to utilize these funds to support its current business operations in Montana and Wyoming. One of the Company's properties is expected to generate revenue for the Company no later than July 31, 2003. The Company expects to finance its operating requirements for the next twelve months through its current cash position and expected cash flow from oil and gas properties.

The Company continues to pursue additional financing and expects to be successful in generating such financing within the next three months. In the event the Company generates financing beyond its ongoing operating requirements, the Company will expand the development of existing properties as well as pursue the acquisition of other oil and gas properties. However, no assurances can be provided that the Company will be successful in effecting any future financing.

ITEM 7.     FINANCIAL STATEMENTS

      The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto beginning on page F-1.

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)


                                December 31, 2002

















                              Clyde Bailey, P.C.
                         Certified Public Accountant
                           10924 Vance Jackson #404
                           San Antonio, Texas 78230

CLYDE BAILEY P.C.
--------------------------------------------------------------------------------
                                                    Certified Public Accountant
                                                       10924 Vance Jackson #404
                                                       San Antonio, Texas 78230
                                                           (210) 699-1287(ofc.)
                                          (888) 699-1287   (210) 691-2911 (fax)

                                                                        Member:
                                                    American Institute of CPA's
                                                         Texas Society of CPA's

Board of Directors
American Oil & Gas Inc.
(formerly DrGoodTeeth.Com)

                         INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of American Oil & Gas Inc. (formerly DrGoodTeeth.Com) (Company), a development stage enterprise, as of December 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from February 15, 2000 (Inception) to December 31, 2002, for the period ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the periods ended December 31, 2002 and 2001 and from February 15, 2000 (Inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

                               Clyde Bailey P.C.


San Antonio, Texas
January 14, 2003

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                        (A Development Stage Enterprise)
                                  Balance Sheet
                             As of December 31, 2002





                                   A S S E T S
                                   -----------

      Current Assets
      --------------
        Total Current Assets                                           $ 83,516
                                                                       ---------
        Total  Assets                                                  $ 83,516
                                                                       =========

                              L I A B I L I T I E S
                              ---------------------

     Current Liabilities
     -------------------
        Accounts Payable                                                    0
                                                                        --------
        Total Current Liabilities                                           0
                                                                        --------
        Total Liabilities                                                   0


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

        Common Stock                                                      4,575
          100,000,000 authorized shares, par value $.001
          4,575,450 shares issued and outstanding

        Additional Paid-in-Capital                                      244,289
        Accumulated Deficit                                            (165,348)

                  Total Stockholders' Equity                           $ 83,516
                                                                        --------
                  Total Liabilities and Stockholders' Equity           $ 83,516
                                                                        ========








                 See accompanying notes to Financial Statements.
                                       F-3

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                        (A Development Stage Enterprise)
                             Statement of Operations

                           -----------------------------------------------------
                                For the Period Ended           From Inception to
                           December 31, 2002 December 31, 2001 December 31, 2002
                           -----------------------------------------------------



Revenues:
---------
   Revenues                  $           0    $          0        $           0
                            ----------------------------------------------------
   Total Revenues                        0               0                    0



Expenses:
---------
   Professional Fees                 4,056           2,450               17,378
   Consulting Fees                 143,864               0              143,864
   Operating Expenses                1,296           1,557                4,106
                             ---------------------------------------------------

        Total Expenses             149,216           4,007              165,348
                             ---------------------------------------------------
        Net loss from Operations  (149,216)         (4,007)            (165,348)


Provision for Income Taxes:
---------------------------
   Income Tax Benefit                    0               0                    0

        Net Income (Loss)   $     (149,216)   $     (4,007)        $   (165,348)
                             ===================================================


Basic and Diluted Earnings
Per Com Share               $       (0.037)   $     (0.001)        $     (0.041)
                             ---------------------------------------------------
Weighted Average number
of Common Shares used in
per share calculations           4,023,977       4,000,000            4,008,340
                             ===================================================


                See accompanying notes to Financial Statements.
                                       F-4

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
                             As of December 31, 2002


                                                     $0.001    Paid-In   Accumulated   Stockholders'
                                          Shares   Par Value   Capital      Deficit        Equity
                                        ---------  ----------  -------   -----------   -------------

Balance, February 15, 2000                      0  $       0   $      0    $        0    $         0

Stock Issued                            4,000,000      4,000    101,000             0        105,000

Net Income  (Loss)                                                            (12,125)       (12,125)
                                        ---------  ----------  --------   -----------    ------------

Balance December 31, 2000               4,000,000  $   4,000   $101,000    $  (12,125)   $    92,875

Net Income  (Loss)                                                             (4,007)        (4,007)
                                        ---------  ----------  ---------   -----------    -----------

Balance December 31, 2001               4,000,000  $   4,000   $101,000    $  (16,132)   $    88,868

Shares Issued for Services                575,450        575    143,289                  $   143,864


Net Income  (Loss)                                                           (149,216)      (149,216)
                                        ----------  ---------  ----------  ------------   -----------

Balance December 31, 2002               4,575,450  $   4,575   $244,289    $ (165,348)   $    83,516
                                        ==========  =========  ==========  ============   ===========






                 See accompanying notes to Financial Statements.
                                       F-5

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                        (A Development Stage Enterprise)
                             Statement of Cash Flows



                                            -------------------------------------------------------
                                                For the Period Ended           From Inception to
                                             Dec 31, 2002 Dec 31, 2001         December 31, 2002
                                            -------------------------------------------------------


Cash Flows from Operating Activities:
------------------------------------
   Net Income (Loss)                        $    (149,216)     $    (4,007)     $     (165,348)
   Stock Issued for Services                      143,864                0             143,864
                                            -------------------------------------------------------

Net Cash Provided from Operating Activities       (5,352)           (4,007)            (21,484)
                                            -------------------------------------------------------
Cash Flows from Investing Activities:
-------------------------------------
   Other Assets                                        0                 0                   0
                                            -------------------------------------------------------
Net Cash Used in Investing Activities                  0                 0                   0
                                            -------------------------------------------------------

Cash Flows from Financing Activities:
-------------------------------------
   Common Stock                                        0                 0             105,000
                                            -------------------------------------------------------
Net Cash Provided from Financing Activities            0                 0             105,000
                                            -------------------------------------------------------

Net Increase in Cash                              (5,352)           (4,007)             83,516
                                            -------------------------------------------------------

Cash Balance,  Begin Period                     $ 88,868            92,875                   0
                                            -------------------------------------------------------

Cash Balance,  End Period                       $ 83,516          $ 88,868          $   83,516
                                            =======================================================

Supplemental Disclosures:
   Cash Paid for interest                       $      0          $      0           $       0
                                            =======================================================
   Cash Paid for income taxes                   $      0          $      0           $       0
                                            =======================================================
   Shares Issued For Services                   $143,864          $      0           $ 143,864
                                            =======================================================


                See accompanying notes to Financial Statements.
                                       F-6




                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                          Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

Organization
------------

American Oil & Gas Inc. (formerly DrGoodTeeth.Com) ("the Company") was incorporated under the laws of the State of Nevada on February 15, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 4,575,450 shares issued and outstanding as of December 31, 2002. The Company effected a name change on January 17, 2003 from DrGoodTeeth.Com to American Oil & Gas Inc. These financial statements reflect this change.

Development Stage Enterprise
-----------------------------

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

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                          Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
-------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                          Notes to Financial Statements

Recent Accounting Pronouncements (con't)
----------------------------------------

Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

NOTE 2  -  COMMON STOCK
-----------------------

In 2000, a total of 2,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.025 per share for a total of $5,000 to the original officers and directors.

In 2000, A Form D on Rule 504 offering was declared effective by the State of Nevada and registered with the Securities and Exchange Commission to issue 2,000,000 shares at $.05 per share. The funds will be used for web design and working capital.

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                          Notes to Financial Statements

NOTE 2  -  COMMON STOCK  (CON'T)
--------------------------------

On December 17, 2002, the Company issued 575,450 shares of its common stock to 14 individuals for services. The stock was valued at $.25 per share.

NOTE 3  -  RELATED PARTIES
--------------------------

The Company has no significant related party transactions and/or relationships with any individuals or entities.

NOTE 4 - INCOME TAXES
---------------------

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

NOTE 5  -  SUBSEQUENT EVENTS
----------------------------

On January 27, 2003, the Company announced a reorganization and name change to American Oil & Gas Inc. from DrGoodTeeth.com. Also effective on January 17, 2003 a 8.25 to 1 forward split was announced.

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Company's principal independent accountant during the two most recent fiscal years or any later interim period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons

      Name                    Age         Position(s) and Office(s)
      ----                    ---         -------------------------
      Patrick O'Brien         54          President and Director
      Alan Gelfand            43          Secretary and Director
      Dr. R. M. Bustin        50          Treasurer and Director
      Kendell Tholstrom       57          Director
      Joseph Merback          66          Director
      M.S. ("Moni") Minhas    48          Director

      Patrick D. O'Brien has served as a director of the Company since February 19, 2003. Mr. O'Brien is chief executive officer, president, co-founder and a director of Tower Colombia Corporation. Prior to co-founding Tower Colombia Corporation, Mr. O'Brien worked for the Dowell Division of Dow Chemical Company where he engineered and supervised all phases of well stimulation and cementing. He joined the Colorado Interstate Gas Company in 1974 where he was responsible for the design, acquisition and development of company-owned gas storage fields. In 1980, Pat joined Montana Power Company as Senior Petroleum Engineer with the responsibility for design, long-range planning and performance economics for its exploration and development programs. Mr. O'Brien has spent over 25 years working in the Powder River Basin. Mr. O'Brien received his Bachelor of Science in Petroleum Engineering from the Montana College of Mineral and Science and Technology.

      Alan Gelfand has served as a director of the Company since December 13, 2002. For the past five (5) years, Mr. Gelfand has worked as an entrepreneur in various businesses. He has also been a stockbroker from 1987 to present. Between May 1991 and January 1993, Mr. Gelfand founded and operated the first on-hill photography company in Whistler, B.C., Canada. He graduated from Simon Fraser University with a Bachelor of Business Administration in 1982.

      Dr. R. M. Bustin has served as a director of the Company since December 13, 2002. Dr.Bustin will guide the evaluation of coalbed methane, shallow gas and unconventional gas for American Oil and Gas Inc. Dr. Bustin is Professor of Petroleum and Coal Geology in the Department of Earth and Ocean Sciences at the University of British Columbia and President of RMB Earth Science Consultants. Dr. Bustin received his Ph.D. in Geology in 1980 from the University of British Columbia and is a registered Professional Geoscientist in the Province of British Columbia. Dr. Bustin has over 30 years experience in the petroleum sector, including employment by Mobil Oil Canada and Gulf Canada Resources prior to joining the faculty at the University of British Columbia. Dr. Bustin has published over 150 scientific articles on fossil fuels. He is or has been an Associate Editor of the Canadian Society of Petroleum Geology Bulletin, Sedimentary Geology, the International Journal of Coal Geology and the Canadian Journal of Earth Sciences. He is a member of the AAPG, TSOP and GSA. Dr. Bustin is a past recipient of the Al Levorsen Memorial Award from the AAPG and received the Reinhardt Thiessen Medal Award from the International Committee for Coal Petrography in 2002 for his contributions to coal sciences and organic petrology. Dr. Bustin is President of RMB Earth Science Consultants, a company specializing in the evaluation of unconventional gas resources. Dr. Bustin is also a principal and technical advisor to CBM Solutions Ltd., one of North America's largest service and technical support companies in the coalbed methane and gas shale industry.

      Kendell V. Tholstrom has served as a director of the Company since February 19, 2003. Mr. Tholstrom is on the board of directors and manages operations for Tower Colombia Corporation. He served as Vice President/General Manager for Presidio Oil Company from 1986 to 1995. His responsibilities included the day-to-day management of 35 office employees and 40 field employees. Mr. Tholstrom worked at Sabine Corporation from 1982 to 1986 as Division Operations Manager. He worked at Terra Resources 1977 to 1986 in various engineering and management positions and ARCO Oil & Gas from 1970 to 1972. Mr. Tholstrom is a Registered Professional Engineer in Colorado and has 30 years of petroleum industry experience. Mr. Tholstrom received a B.S. in Petroleum Engineering in 1968 and an M.S. in Petroleum Engineering in 1970 from the Montana College of Mineral Science and Technology.

      Joseph H. Merback has served as a director of the Company since February 19, 2003. Mr. Merback is a seasoned oil and gas investment banker and has participated in financing many public international oil and gas entities as well as several public biotech companies. Mr. Merback has extensive experience as an entrepreneurial CEO of Wilder Industries, of Philadelphia, for over twenty years until 1988 when Mr. Merback sold Wilder Industries to Case Paper of New York. He also co-founded and guided Specialty Industries of Red Lion, PA, which specializes in packaging for the electronics industry, from a startup to a company with over $50 million per year in revenues. He sold his interest in Specialty Industries in 1988. Mr. Merback earned a Bachelor of Science from Temple University where he led the Beta Gamma Sigma Honor Society. He has actively funded athletic scholarships at Temple where he participated in the basketball program.

      M.S. (Moni) Minhas has served as a director of the Company since February 19, 2003. Mr. Minhas is a private businessman and consultant who has, over the last eight years, served as a consultant to several oil and gas companies and has assisted them in the optimization of their reserves production and the development of their properties. From 1980 to 1995 he was employed by PanCanadian Petroleum Ltd. (now EnCana Corporation) eventually serving in senior supervisory, administrative and management positions. Mr. Minhas was responsible for the development of major oil and gas properties in partnership with multinational corporations, and also served as Supervisor for Production Revenue Department in the Reservoir/Exploitation Department, as Leader of the Reserves Task Force, and as a Project Engineer/Manager. Mr. Minhas received a Bachelor of Science in Petroleum Engineering from University of Calgary, Alberta.

Compliance with Section 16(a) of the Exchange Act

  Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2002, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for Alan Gelfand and Dr. R.M. Bustin who were both appointed directors of the Company on December 13, 2002 and reported such appointments on Form 3 filings on January 29, 2003.

ITEM 10.    EXECUTIVE COMPENSATION

      No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the fiscal years 2002, 2001 and 2000. The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officer.

                         SUMMARY COMPENSATION TABLES


                           Annual Compensation
                        -----------------------------

     Name and                                         Other Annual
Principal Position Year  Salary ($)     Bonus ($)     Compensation ($)
------------------ -----------------------------------------------------------
  Alan Gelfand,     2002   -0-             -0-            -0-
    President
------------------ -----------------------------------------------------------
     Anchana        2002   -0-             -0-            -0-
   Chayawatana,
    President
------------------ -----------------------------------------------------------
     Anchana        2001   -0-             -0-            -0-
   Chayawatana,
    President
------------------ -----------------------------------------------------------
     Anchana        2000   -0-             -0-            -0-
   Chayawatana,
    President
------------------ -----------------------------------------------------------



                                 Long Term Compensation
                     -----------------------------------------
                                 Awards            Payouts
                     -----------------------------------------

                        Restricted  Securities Underlying   LTIP     All Other
Name and Principal      Stock       Options/              Payouts  Compensation
     Position     Year  Award(s)($) SARs(#)                   ($)      ($)
-------------------------------------------------------------------------------
  Alan Gelfand,    2002   -0-        -0-                     -0-        -0-
    President
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
     Anchana      2002    -0-         -0-                    -0-        -0-
   Chayawatana,
    President
-------------------------------------------------------------------------------
     Anchana      2001    -0-         -0-                    -0-        -0-
   Chayawatana,
    President
-------------------------------------------------------------------------------
     Anchana      2000    -0-         -0-                    -0-        -0-
   Chayawatana,
    President
-------------------------------------------------------------------------------

Director Compensation

      The Company's directors are not compensated for any meeting of the board of directors that they attend, but they are entitled to $1,000 per day for travel expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 17, 2003, with respect to:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of 8.25-for-1 of the Company's issued and outstanding common stock which became effective on January 17, 2003. As of March 17, 2003, there were 21,247,464 shares of Common Stock issued and outstanding.


                                                 Amount and Nature
                       Name and Address of         of Beneficial     Percent of
  Title of Class         Beneficial Owner          Ownership(1)       Class (2)
                      Executive Officers and
                            Directors
--------------------------------------------------------------------------------
                         Patrick O'Brien
   Common Stock        950 Stafford Street
($0.001 par value)    Casper, Wyoming 82609           608,025           2.9%
--------------------------------------------------------------------------------
                          Alan Gelfand
   Common Stock        950 Stafford Street
($0.001 par value)    Casper, Wyoming 82609              0               n/a
--------------------------------------------------------------------------------
                          R.M. Bustin
   Common Stock        950 Stafford Street
($0.001 par value)    Casper, Wyoming 82609           100,238       Less than 1%
--------------------------------------------------------------------------------
                        Kendell Tholstrom
   Common Stock        950 Stafford Street
($0.001 par value)    Casper, Wyoming 82609           608,025           2.9%
--------------------------------------------------------------------------------

                          Joseph Merback
   Common Stock        950 Stafford Street
($0.001 par value)    Casper, Wyoming 82609           49,500        Less than 1%
--------------------------------------------------------------------------------
                       M.S. ("Moni") Minhas
   Common Stock        950 Stafford Street
($0.001 par value)    Casper, Wyoming 82609           100,238       Less than 1%
--------------------------------------------------------------------------------
   Common Stock      Directors and Executive
($0.001 par value)     Officers as a Group           1,466,026          6.9%
                         (6 individuals)
------------------ ---------------------------- ------------------- ------------
(1) The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.
(2) Percentages are based upon the total 21,247,464 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 17, 2003, the Company executed a Purchase and Sale Agreement ("Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("North Finn"), to acquire an undivided fifty percent (50%) working interest in certain undeveloped oil and gas leases. Patrick O'Brien and Kendell Tholstrom are directors of the Company, and also serve as executive officers and/or directors of Tower. Mr. O'Brien is chief executive officer, president, and a director of Tower. Tower and North Finn actively pursue exploration and development opportunities independent of the Company. However, Tower, North Finn and the principals of each entity entered into a Participation Agreement with the Company on January 17, 2003, whereby they agreed to provide American the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and or production asset, or acquisition or disposition of oil and/ or gas exploration and or production assets that becomes available to them.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

   (b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended December 31, 2002.
   (c) A Form 8-K was filed on February 3, 2003 disclosing the 8.25-for-1 Forward Stock Split and the Company's name change.
   (d) A Form 8-K was filed on March 5, 2003 regarding the Company's acquisition of assets pursuant to the January 17, 2003 Purchase and Sale Agreement with Tower and North Finn.

ITEM 14.    CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer of the Company concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2003.



                                          American Oil & Gas, Inc.

                                          /s/ Patrick O'Brien
                                          -----------------------------
                                          Patrick O'Brien, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Patrick O'Brien
--------------------------
Patrick O'Brien               President and Director       March 31, 2003


/s/ Alan Gelfand
--------------------------
Alan Gelfand                  Secretary and Director        March 31, 2003

/s/ Dr. R. M. Bustin
--------------------------
Dr. R. M. Bustin              Treasurer and Director        March 31, 2003

/s/ Kendell Tholstrom
--------------------------
Kendell Tholstrom             Director                      March 31, 2003

/s/ Joseph Merback
--------------------------
Joseph Merback                Director                      March 31, 2003

/s/ M.S. Minhas
--------------------------
M.S. ("Moni") Minhas          Director                      March 31, 2003

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the annual report on Form 10-KSB of American Oil & Gas, Inc. (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Patrick O'Brien, the President and the Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2003
                                 /s/ Patrick O'Brien
                                 ------------------------------
                                 Patrick O'Brien
                                 President and Principal Financial Officer

                                CERTIFICATION

      I, Patrick O'Brien, President and Principal Financial Officer of American Oil & Gas, Inc. (the "Company"), certify that:

      1. I have reviewed this annual report on Form 10-KSB of the Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Patrick O'Brien
---------------------------------
Patrick O'Brien, President and Principal Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
-------    -----       -------------

3(i)        *           Articles of Incorporation of the Company.

3(ii)       *           Bylaws of the Company.

10(i)       *           January 17, 2003 Purchase and Sale Agreement by and
                        between the Company, Tower Colombia Corporation and
                        North Finn, LLC.

10(ii)      19         January 17, 2003 Participation Agreement by and between
                        the Company, Tower, North Finn, and the principals of Tower and North Finn

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                  EXHIBIT 10(ii)

                            PARTICIPATION AGREEMENT

      THIS PARTICIPATION AGREEMENT (the "Agreement") is entered into this 17th day of January 2003, by and among Tower Colombia Corporation ("Tower"), a Colorado corporation whose address is 1050 Seventeenth Street, Suite 710, Denver, Colorado 80265; Tower's individual principals, who are Patrick D. O'Brien, Bobby G.Solomon, Kendell V. Tholstrom ("Tower Principals"); North Finn, LLC ("North Finn"), a Wyoming limited liability company whose address is 950 Stafford Street, Casper, Wyoming 82609; North Finn's individual principals, who are Wayne P. Neumiller, Michael J. Neumiller, Neal P. Neumiller ("North Finn Principals"); and American Oil & Gas, Inc. ("American"), a Nevada corporation whose address is 950 Stafford Street, Casper, Wyoming 82609. Tower, Tower Principals, North Finn, North Finn Principals, and American may be referred to individually as a "Party" or collectively as the "Parties."

                                   Recitals

      Tower, Tower Principals, North Finn, and North Finn Principals all have an interest in American, and each of the Parties desire to ensure that they work together in their various projects by agreeing to allow each other to jointly participate in certain transactions that arise, as previously provided and agreed to in a November 2002 Letter of Intent.

                                  Agreement

      In consideration of the mutual promises contained herein, Buyer and Seller agree as follows:

1. Tower, Tower Principals, North Finn, and North Finn Principals hereby agree to provide American the right to participate ("Participation Right") , on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets ("Transaction") that becomes available to any of Tower, Tower Principals, North Finn, and North Finn Principals.

2. American hereby agrees to provide Tower and North Finn a Participation Right, on an equal basis, in any Transaction that becomes available to American.

3. The Participation Right will be satisfied by a Party's delivery of notice to all other Parties fully disclosing any such Transaction in a commercially reasonable manner. All notices and communications required or permitted under this Agreement shall be in writing and addressed as set forth below. Any communication or delivery hereunder shall be deemed to have been duly made and the receiving Party charged with notice (i) if personally delivered, when received, (ii) if sent by telecopy or facsimile transmission, when received (iii) if mailed, 5 business days after mailing , certified mail, return receipt requested, or (iv) if sent by overnight courier, one day after sending. All notices shall be addressed as follows:

      If to Tower or Tower Principals:                If to North Finn or North
      1050 Seventeenth Street, Suite 710              Finn Principals:

      Denver, Colorado 80265                          950 Stafford Street
      Attention:  Patrick O'Brien                     Casper, Wyoming 82609
      Telephone:  (303) 595-0125                      Attention: Wayne Neumiller
      Fax:  (303) 595-0709                            Telephone: (307) 237-7854
                                                      Fax:  (307) 237-7628
      If to American:

            c/o Woltjen Law Firm
            4144 N. Central Expwy., Suite 410
            Dallas, Texas 75204
            Attention:  Kevin Woltjen
            Telephone:  (214) 742-5555
            Fax:  (214) 742-5545

      Any Party may, by written notice so delivered to the other Parties, change the address or individual to which delivery shall thereafter be made.

4. The rights and obligations contained herein are intended to resemble the fiduciary duty of loyalty, whereby any and all opportunities that may be of interest to either American or Tower and North Finn are so presented.

5. The Participation Right shall continue for a period of two (2) years from the date of this Agreement.

      In witness whereof, the Parties have executed this Agreement on the date set forth above.

      TOWER COLOMBIA CORPORATION                 NORTH FINN, LLC


By:   _______________________________       By:  _____________________________
      Patrick D. O'Brien, President              Wayne Neumiller, Manager

      AMERICAN OIL & GAS, INC.


By:   ________________________________
      Patrick D. O'Brien, President

TOWER PRINCIPALS


--------------------------                      ----------------------------
Patrick D. O'Brien                              Kendell V. Tholstrom


--------------------------
Bobby G. Solomon


NORTH FINN PRINCIPALS


--------------------------                      ------------------------------
Wayne P. Neumiller                              Michael J. Neumiller


--------------------------
Neal P. Neumiller