Form 10QSB
period 2003-03-31
AMERICAN OIL & GAS INC
filed 2003-05-20
CIK 1120916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________________ to ____________________.

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

                                 (307) 265-6669
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of May 18, 2003 was 22,911,464.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3

      Item 1.     Financial Statements.......................................3

                  Consolidated Unaudited Financial Statements..............F-1

      Item 2.     Management's Discussion And Analysis and Plan of Operation.4

                  Forward-looking Information................................4

                  Overview...................................................4

                  Results Of Operations......................................4

                  Capital Resources And Liquidity............................5

                  Obligations and Future Capital Requirements ...............5

                  Critical Accounting Policies ..............................6

      Item 3.     Controls and Procedures....................................7

PART II - OTHER INFORMATION..................................................8

      Item 6.     Exhibits and Reports on Form 8-K...........................8

INDEX TO EXHIBITS...........................................................11

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)





                                                      March 31,     December 31,
                                                        2003           2002
                                                          $             $
                                                                     (Audited)

                                  A S S E T S
CURRENT ASSETS

Cash and cash equivalents                                444,266        83,516
Other                                                     19,581             -
                                                     -----------    ----------
                                                         463,847        83,516
Oil and gas properties                                   856,158             -
                                                     -----------    ----------
                                                       1,320,005        83,516
                                                     ===========    ==========

          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES

Accounts payable                                         123,185             -
Promissory note                                          415,365             -
                                                     -----------    ----------
                                                         538,550             -
                                                     -----------    ----------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value
       Authorized - 100,000,000 shares
       Issued and outstanding - 22,047,464 shares
         (2002 - 37,747,464 shares)                       22,048        37,747
Additional paid-in capital                             1,160,635       211,117
(Deficit) accumulated during the development stage      (401,228)     (165,348)
                                                         781,455        83,516
                                                     -----------    ----------
                                                       1,320,005        83,516
                                                     ===========    ==========


                                       F-1
   The accompanying notes are an integral part of these financial statements.

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                   Cumulative From
                                  February 15, 2000  Three Months  Three Months
                                   (Inception) to       Ended         Ended
                                    March 31, 2003 March 31, 2003 March 31, 2002
                                         $                 $               $



EXPENSES

General and administrative             401,228         235,880          2,634
                                     -----------     -----------     ----------
NET (LOSS) FOR THE PERIOD             (401,228)       (235,880)        (2,634)
                                     ===========     ===========     ==========
NET (LOSS) PER COMMON SHARE - BASIC
    AND DILUTED                         ($0.02)        ($0.001)       ($0.000)
                                     ===========     ===========     ==========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING
    - BASIC AND DILUTED             19,817,693      24,496,350     33,000,000
                                    ============    ============   ============











                                       F-2
   The accompanying notes are an integral part of these financial statements.

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Cumulative
                                                             From
                                                          February 15,
                                                              2000   Three Months Three Months
                                                          (Inception)    Ended       Ended
                                                          to March 31, March 31,   March 31,
                                                              2003        2003        2002
                                                                $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net (loss) for the period                                   (401,228)   (235,880)     (2,634)
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities
    Stock issued for services                                143,864           -           -
Changes in assets and liabilities                                                          -
    Increase in amounts receivable                           (19,581)    (19,581)          -
    Increase in accounts payable                             123,185     123,185           -
                                                            ---------   ---------   ---------
Net cash (used) by operating activities                     (153,760)   (132,276)     (2,634)
                                                            ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITY
-----------------------------------

Additions to oil and gas properties                         (440,793)   (440,793)          -
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITY
----------------------------------

Proceeds from sale of common stock                         1,105,000   1,000,000           -
Share issue costs                                            (66,181)    (66,181)          -
                                                            ---------   ---------   ---------
                                                           1,038,819     933,819           -
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                        444,266     360,750      (2,634)

CASH AND CASH EQUIVALENTS
    - BEGINNING OF PERIOD                                          -      83,516      88,919
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                          444,266     444,266      86,285
                                                            =========   =========   =========

SUPPLEMENTAL DISCLOSURES
------------------------

    Cash paid for interest                                         -           -           -
                                                            =========   =========   =========
    Cash paid for income taxes                                     -           -           -
                                                            =========   =========   =========
    Shares issued for services                               143,864           -           -
                                                            =========   =========   =========
    Promissory note issued for oil and gas properties        415,365     415,365           -
                                                            =========   =========   =========




                                       F-3
   The accompanying notes are an integral part of these financial statements.

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

The accompanying interim financial statements of American Oil & Gas, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 2002.

Nature of Business

The Company was incorporated under the laws of the State of Nevada, as DrGoodTeeth.Com for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, the Company effected a name change from DrGoodTeeth.Com to American Oil & Gas, Inc.

On February 18, 2003, the Company completed an agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming. Prior to the acquisition the Company had no operations. With the purchase of the oil and gas prospects, the Company is now an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is an exploration stage oil and gas company and, as of March 31, 2003, has not earned any production revenue, nor found proved resources on any of its properties. The Company's principal activities have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas property acquisitions.

The Company's fiscal year end is December 31.

Significant Accounting Policies

The following accounting policies have been adopted by the Company relating to the acquisition of oil and gas properties.

OIL AND GAS PROPERTIES

Capitalized Costs
------------------

The Company follows the full cost method of accounting for oil and gas operations. Under this method all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)



Depletion and Depreciation
--------------------------

Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Ceiling Test
-------------

In applying the full cost method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. At March 31, 2003, there were no reserves.

REVENUE RECOGNITION

The Company will recognize oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells.

IMPAIRMENT

The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

SHARE BASED COMPENSATION

In October 1995, SFAS No. 123 "Accounting for Stock Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock options or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No.
25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)



RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003, on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.

Oil & Gas Properties

On January 17, 2003, the Company entered into a purchase and sale agreement (the "Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("Finn"). On closing of the Agreement on February 18, 2003, the Company acquired an undivided fifty percent (50%) working interest in and to the following undeveloped leases:

   i) 18,000 gross acres in a coalbed methane prospect (the "Bear Creek Prospect") in Carbon County, Montana;

   ii) 22,000 gross acres in a multi-zone oil and gas prospect (the "Krejci Prospect") in Niobrara County, Wyoming; and

   iii) certain coal bed methane (the "CBM") leases in the Powder River Basin in North Eastern Wyoming.

The purchase price for the oil and gas interests was $815,365, of which $400,000 was paid on closing and the remaining $415,365, which was evidenced by a promissory note and secured by a mortgage, was paid on April 28, 2003.

The Company has also agreed to purchase 100% of Tower and Finn's working interest in certain leases including up to ten coal bed methane wells that are either drilled or scheduled to be drilled.

The principals of Tower and Finn are also shareholders of the Company. In addition, the President of Tower was appointed a director and the President of the Company subsequent to the closing of the Agreement.

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

Common Stock

Effective January 17, 2003, the Company conducted a forward stock split of its issued and outstanding common stock on a 8.25 new for 1 old basis. The stock split did not vary the par value of the common stock or the number of shares authorized for issuance. All stock figures have been restated to reflect the stock split.

Effective January 17, 2003, 16,500,000 shares of common stock were returned to the Company for cancellation.

During the three months ended March 31, 2003, a total of 800,000 shares of stock were sold pursuant to stock subscription agreements for $1.25 per share for total proceeds of $1,000,000. The Company paid $60,000 commission and $6,181 legal costs relating to the stock financing. Subsequent to March 31, 2003, the Company sold a further 864,000 shares of common stock for $1.25 per share for total proceeds of $1,080,000. The Company also paid a commission of $64,800.

Related Party Transactions

During the three months ended March 31, 2003, the Company paid $20,000 for professional and management services provided by an officer of the Company. In addition, the Company has recorded $23,691 of travel and related expenses incurred by certain directors and officers of the Company. As of March 31, 2003, $22,701 remains unpaid and is included in accounts payable.

Other related party transactions are disclosed elsewhere in these financial statements.

Item 2.   Management's Discussion And Analysis and Plan of Operations

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward- looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

     Our operations for the first quarter of 2003 and throughout 2002 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded on January 17, 2003, when we executed a Purchase and Sale Agreement to acquire an undivided fifty percent (50%) working interest in and to Tower Colombia Corporation and North Finn, LLC's undeveloped oil and gas leases. After raising approximately $1 million through the private sale of our Common Stock, we closed on the acquisition of these leases on February 18, 2003. The purchase price for the above interests was $815,365. We paid $400,000 at closing and the remaining $415,365 on April 28, 2003.

      As a result of the acquisition, our business now revolves around the exploration, production and sale of coal bed methane gas in Montana and Wyoming, and oil and gas in Wyoming. We have not yet realized any revenues, but have drilled seven (7) wells and expect to begin gas production sometime this summer.

Results Of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three month period ended March 31, 2003 as compared to that period in 2002. A meaningful comparison of the two periods cannot be achieved as we were not pursuing the exploration, development, extraction and sale of oil and gas in Montana and Wyoming during the first quarter of 2002 versus our current focus.

      We had no revenue or income for the quarter ended March 31, 2003 and no revenue for the first quarter in 2002. Our operating loss increased to $235,880 for the quarter ended March 31, 2003 as compared to $2,634 for the first quarter in 2002. The increase in our operating loss is primarily attributable to general and administrative expenses, that increased from $2,634 for the first quarter in 2002 to $235,880 for the quarter ended March 31, 2003. General and administrative expenses included a variety of one-time, nonrecurring expenses related to our reorganization as well as the equity financing efforts.

      Capital Resources And Liquidity

      During the three month period ended March 31, 2003, we raised $1,000,000 through the sale of 800,000 shares of Common Stock at US$1.25 per share. The private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933.

      Although there was a net loss from our operating activities, as a result of the offering of stock there was an increase in our liquidity. Net cash provided from financing activities increased dramatically to $933,819 for the quarter ended March 31, 2003 from $0 for the same period in 2002.

      We anticipate that the commencement of our business operations in Montana and Wyoming will increase expenses materially and, if such operations are successful, revenues.

      Subsequent to the quarter ended March 31, 2003, we raised an additional $1,080,000 through the sale of 864,000 shares of our Common Stock at US$1.25 per share, as part of our private placement.

      Obligations and Future Capital Requirements

      Since January 1, 2003, we have raised a total of $2,080,000 through a private placement of our common stock. We intend to utilize the proceeds raised from our private placement to support our current and proposed business operations in Montana and Wyoming. Because we have very little overhead, we believe that our current cash position will be sufficient to satisfy our operating needs until we can operate with cash flow. We hope and expect to begin gas production by July 2003, because of billing policies customary to the oil and gas industry, we do not expect to receive revenue from operations until approximately September 2003. Although, we believe we possess sufficient capital to finance our operations, we expect to seek additional financings of equity and/or debt in the amount of $2-3 million to facilitate additional energy projects.

      Critical Accounting Policies

      The accompanying interim financial statements of American Oil & Gas, Inc. (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

      The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. These estimates and assumptions are affected by management's application of accounting policies. Actual results could differ from those estimates.

      Our critical accounting policies include the full cost method of accounting for oil and gas operations, unit-of-production method for the depletion of exploration and development costs and depreciation of production equipment, the full cost method, revenue recognition, accounting for the impairment or disposal of long-lived assets, and accounting for stock based compensation.

      We have adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by us, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

      We have also adopted SFAS No. 123 "Accounting for Stock Based Compensation" which defines a fair value based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or continuing to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. We have elected to utilize APB No. 25 for measurement, and will, pursuant to SFAS No. 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

Item 3.   Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and the person performing functions similar to that of a Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted our evaluation.

 PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 11 of this Form 10-QSB, which is incorporated herein by reference.
(b) A Form 8-K was filed on February 3, 2003 disclosing the 8.25-for-1 forward stock split and the Company's name change.
(c) A Form 8-K was filed on March 5, 2003 regarding the Company's acquisition of assets pursuant to the January 17, 2003 Purchase and Sale Agreement with Tower and North Finn.
(d) A Form 8-K was filed on May 5, 2003 disclosing the required financial statements and the pro forma financial information associated with the Company's acquisition of assets disclosed in the previous Form 8-K filed on March 5, 2003.
(e) A Form 8-K was filed on May 8, 2003 disclosing equity financing raised by the Company since January 2003 in the amount of $2,080,000 through the sale of shares of Common Stock.
(f) A Form 8-K was filed on May 13, 2003 disclosing the dismissal of Clyde Bailey, P.C. as the Company's independent auditor and the appointment of Wheeler Wasoff, P.C. as the Company's independent auditor for the fiscal year ended December 31, 2003. This Form 8-K was amended by the Company on May 19, 2003.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of May, 2003.



                                          American Oil & Gas, Inc.

                                          /s/ Patrick O'Brien
                                          ------------------------------
                                          Patrick O'Brien, President

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of American Oil & Gas, Inc. (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Patrick O'Brien, the President and the Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 20, 2003

/s/ Patrick O'Brien
------------------------------
Patrick O'Brien
President and Principal Financial Officer

                                  CERTIFICATION

      I, Patrick O'Brien, President and Principal Financial Officer, of American Oil & Gas, Inc. (the "Company"), certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Patrick O'Brien
---------------------------------
Patrick O'Brien, President and
Principal Financial Officer

                                INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT   PAGE
NO.       NO.         DESCRIPTION
---       ---         -----------

3.1       *           Articles of Incorporation
3.2       *           Bylaws