Form 10QSB
period 2003-06-30
AMERICAN OIL & GAS INC
filed 2003-08-14
CIK 1120916

U.S. Securities And Exchange Commission
                           Washington, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2003

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from _________ to _________


                           Commission File No. 0-31547


                            AMERICAN OIL & GAS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                       88-0451554
------------------------------              -----------------------------------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


 1050 17th Street, Suite 710, Denver, CO                       80265
------------------------------------------            ------------------------
 Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code (303) 595-0125
                                                           --------------




      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      The number of shares outstanding of each of the issuer's classes of common equity as of August 14, 2003 is as follows:

            $.001 Par Value Common Stock        23,696,464
                                                ----------

      Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            AMERICAN OIL & GAS, INC.
                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

     Item 1 Financial Statements.............................................. 3

            Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002...3

            Statements of Operations - Three Months and Six Months Ended
            June 30, 2002 and June 30, 2003 and Cumulative Amounts
            From Inception Through June 30, 2003 (Unaudited)...................4

            Statements of Cash Flows - Six Months Ended June 30, 2002
            and June 30, 2003 and Cumulative Amounts
            From Inception Through June 30, 2003 (Unaudited)...................5

            Notes to Financial Statements......................................6

            Summary of Significant Accounting Policies.........................6

    Item 2  Management's Plan of Operation and Discussion and Analysis of
            Financial Condition and Results of Operations......................9

    Item 3. Controls and Procedures...........................................13

PART II. OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds.........................13

    Item 4. Submission of Matters to a Vote of Security Holders...............13

    Item 6. Exhibits and Reports on Form 8-K..................................14

      Signatures..............................................................15

      Index to Exhibits.......................................................16

PART I
ITEM 1. FINANCIAL STATEMENTS

                            AMERICAN OIL & GAS, INC.
                          (formerly Dr. GoodTeeth.Com)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS
                                                       6/30/03      12/31/02
                                                      (UNAUDITED)
CURRENT ASSETS
   Cash                                              $ 1,066,719  $      83,516
   Receivables                                             9,116             -
                                                      ----------     -----------
      Total Current Assets                             1,075,835         83,516


PROPERTY AND EQUIPMENT, at cost
   Oil and gas properties                                864,553             -
                                                       ----------    -----------
                                                      $1,940,388    $    83,516
                                                       ==========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
   Accounts payable and accrued liabilities           $   50,197     $        -
                                                      -----------   ------------
      Total Current Liabilities                           50,197              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
       Authorized 100,000,000 shares
       Issued and outstanding - 23,111,464 shares
       at 6/30/03 and 37,747,464 at 12/31/02               23,111        37,747
   Additional paid-in capital                           2,409,732       211,117
   (Deficit) accumulated during the development stage    (542,652)     (165,348)
                                                       -----------  ------------
                                                        1,890,191        83,516
                                                       -----------  ------------
                                                       $1,940,388       $83,516
                                                       ===========  ============

                            AMERICAN OIL & GAS, INC.
                          (formerly Dr. GoodTeeth.Com)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                 Cumulative
                                      Three      Three        Six        Six       from
                                      Months     Months      Months     Months    Inception
                                      Ended      Ended       Ended       Ended     Through
                                     6/30/03    6/30/02     6/30/03     6/30/02    6/30/03

REVENUES                           $      -    $     -     $      -    $      -    $      -
                                   ----------  ---------   ----------  ----------  ----------

OPERATING EXPENSES
   General and administrative        141,424         661     377,304      3,245      542,652
                                   ----------  ----------  ----------  ----------  ----------

                                   ----------  ----------  ----------  ----------  ----------
NET (LOSS)                        $ (141,424) $     (661)  $(377,304)  $ (3,245)   $(542,652)
                                   ==========  ==========  ==========  ==========  ==========
NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED           $   (0.01)  $   (0.00)  $  (0 .02)  $   (0.00)  $   (0.02)
                                   ==========  ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          22,744,519  33,000,000  23,702,337  33,000,000  31,686,911
                                   ==========  ==========  ==========  ==========  ==========


                            AMERICAN OIL & GAS, INC.
                          (formerly Dr. GoodTeeth.Com)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Cumulative Amounts
                                                                                            from Inception
                                                  6/30/03                 6/30/02          Through 6/30/03

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                  $    (377,304)          $     (3,245)          $     (542,652)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
    Stock issued for services                                                                     143,864
Changes in assets and liabilities
   (Increase) decrease in receivables              (9,116)                                         (9,116)
   (Decrease) increase in accounts payable         50,197                                          50,197
                                               -----------             -----------             -----------
Net cash (used) by operating activities          (336,223)                (3,245)                (357,707)
                                               -----------             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for oil and gas properties          (864,553)                     -                 (864,553)
                                               -----------             -----------             -----------
Net cash (used) in investing activities          (864,553)                     -                 (864,553)
                                               -----------             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock           2,330,000                      -                2,435,000
   Cash paid for offering costs                  (146,021)                     -                 (146,021)
                                               -----------             ----------              -----------
Net cash provided by financing activities       2,183,979                      -                2,288,979
                                               -----------             -----------             -----------

                                               -----------             -----------             -----------
NET (DECREASE) INCREASE IN CASH                (3,101,620)                (3,245)               1,066,719
CASH, BEGINNING OF PERIODS                         83,516                 88,869                       -
                                               -----------             -----------             -----------
CASH, END OF PERIODS                         $  1,066,719          $      85,624            $   1,066,719
                                               ===========             ===========             ===========






                            AMERICAN OIL & GAS, INC.
                          (formerly Dr. GoodTeeth.Com)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003

      The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the entire year.

      We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2002.

Nature of  Business

    The Company was incorporated under the laws of the State of Nevada, as DrGoodTeeth.Com for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, the Company effected a name change from DrGoodTeeth.Com to American Oil & Gas, Inc.

    On February 18, 2003, the Company completed an agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming. Prior to the acquisition the Company had not had operations for some time. With the purchase of the oil and gas prospects, the Company is now an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is an exploration stage oil and gas company and, as of June 30, 2003, has not earned any production revenue, nor found proved resources on any of its properties. The Company's principal activities have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas property acquisitions.

    The Company's fiscal year end is December 31.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2003, there were no cash equivalents.

OIL AND GAS PROPERTIES - We follow the full cost method to account for our oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves.

Unevaluated oil and gas properties consist of ongoing costs of leases and acreage that we acquire for our exploration and development activities. The cost of these non-producing leases is recorded at the lower of cost or fair market value.

      We have adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      INCOME TAXES - We have adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Oil & Gas Properties

    On January 17, 2003, the Company entered into a purchase and sale agreement (the "Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("Finn"). On closing of the Agreement on February 18, 2003, the Company acquired an undivided fifty percent (50%) working interest in and to the following undeveloped leases:

    i) Approximately 18,000 gross (approximately 9,000 net to American) acres in a coalbed methane prospect (the "Bear Creek Prospect") in Carbon County, Montana;

    ii) Approximately 22,000 gross (approximately 11,000 net) acres in a multi-zone oil and gas prospect (the "Krejci Prospect") in Niobrara County, Wyoming; and

    iii) certain coal bed methane (the "CBM") leases in the Powder River Basin in North Eastern Wyoming.

   The purchase price for the oil and gas interests was $815,365, of which $400,000 was paid on closing and the remaining $415,365, which was evidenced by a promissory note and secured by a mortgage, was paid on April 28, 2003.

   The Company has also agreed to purchase 100% of Tower and Finn's working interest in up to ten coal bed methane wells that have been drilled or are scheduled to be drilled, when the wells are drilled and connected to sales lines. The agreement provides that the Company pay the lesser of 107.5% of the actual cost of drilling, completing and connecting the wells, or $90,000 per well. Subsequent to June 30, 2003, four of these wells have been drilled and connected to sales lines and three of the wells have been drilled, but are awaiting connection to sales lines.

   The principals of Tower and Finn are also shareholders of the Company. In addition, the President of Tower was appointed a director, Chief Executive Officer and President of the Company subsequent to the closing of the Agreement.

Common Stock

   Effective January 17, 2003, the Company conducted a forward stock split of its issued and outstanding common stock on a 8.25 new for one old basis. The stock split did not change the par value of the common stock or the number of shares authorized for issuance. All stock figures have been restated to reflect the stock split.

   Effective January 17, 2003, 16,500,000 shares of common stock were returned to the Company for cancellation. No consideration was paid for the cancelled shares.

   During the six months ended June 30, 2003, a total of 1,864,000 shares of stock were sold pursuant to Rule 506 of the Securities Act of 1933 for $1.25 per share for total gross proceeds of $2,330,000. The Company paid $139,800 in commissions and $6,181 legal costs relating to the stock financing.

Related Party Transactions

   The Company has a strategic alliance with privately held Tower and Finn, whereby principals of Tower and Finn provide continuing oil and gas operational and technical expertise to the Company. No compensation has been paid during 2003 for these services and there is no agreement for specific future compensation. The principals of Tower and Finn provided similar services to the Company during 2002, and during December of 2002, were compensated for services rendered through payment of restricted common stock of the Company. Each of the six principals received 608,025 shares (adjusted for the January 17, 2003, 8.25 for 1 stock split) valued at $18,425.

   During the first quarter of 2003, the Company acquired from Tower and Finn, in an arms-length transaction, an undivided fifty percent (50%) working interest in and to certain oil and gas leases in the Powder River Basin of Wyoming and the Big Horn Basin of Montana. Subsequent to the acquisition of the oil and gas leases, Mr. Patrick D. O'Brien, President of Tower, was appointed Chief Executive Officer, President and a Director of the Company. Mr. O'Brien continues to serve as President of Tower and currently serves as CEO and a Director of the Company, spending equal amounts of time on each entity.

   During the six months ended June 30, 2003, the Company paid $20,000 for professional and management services provided by an officer of the Company and $30,000 for professional and management services provided by a director of the Company. In addition, the Company has recorded $26,314 of travel and related expenses incurred by certain directors and officers of the Company.

ITEM 2 MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Overview

      Our operations throughout 2002 and into the first quarter of 2003 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded on January 17, 2003, when we executed a Purchase and Sale Agreement to acquire an undivided fifty percent (50%) working interest in and to Tower Colombia Corporation's and North Finn, LLC's undeveloped oil and gas leases. After raising approximately $1 million through sale of our Common Stock at a price of $1.25 per common share pursuant to Rule 506 of the Securities Act of 1933, we closed on the acquisition of these leases on February 18, 2003. The purchase price for the above interests was $815,365. We paid $400,000 at closing and the remaining $415,365 was paid on April 28, 2003.

      As a result of the acquisition, our business now revolves around the exploration, production and sale of oil and natural gas, primarily in Montana and Wyoming. As of June 30, 2003, we had not yet realized any revenues from the sale of oil or natural gas. During our second quarter ended June 30, 2003, a total of seven wells were drilled in the Powder River Basin of Wyoming. Subsequent to June 30, 2003, four of these wells have been connected to sales lines and effective July 9, 2003, we began to generate our first revenues from the sale of hydrocarbons. The remaining three wells are expected to be connected during the third quarter of 2003.

      The following is a summary of the current status of our notable oil and gas exploration/development projects:

West Recluse, Glasgow, and Bill Coalbed Methane Prospects (Powder River Basin,
WY)

      Our strategy includes establishing an early source of operating cash flow. To this end, we have a coalbed methane acreage inventory in the Powder River Basin, much of which can be quickly drilled and brought into production. This acreage is divided into a Northern area and a Southern area.

      The Northern Area is called the West Recluse Prospect. This acreage is in an active production area and has economic potential for production from three separate coal seams. The first coal, the Canyon Coal, is approximately 40 feet thick and occurs at about 500 feet deep. A second coal, The Cook Coal, is also 40 feet thick and occurs at about 700 feet deep. The third major producing coal is the Wall Coal. With approximately 30 feet of thickness at a depth of about 900 feet, this coal is in the early dewatering stages of development and is just starting to produce gas. The area has good production infrastructure with county roads and electric power crossing the lease and gas pipelines and compression facilities in offset locations.

      A total of seven wells (100% owned by American) have been drilled at our West Recluse Area, with four of those wells being connected through sales lines. Effective July 9th, 2003, we began selling natural gas and generating our first revenue from these four wells. We expect the remaining three wells will be connected and will begin producing revenues during our third calendar quarter of 2003. A total of 47 more wells could be drilled on this acreage where we own a 50% interest with our partners Tower and Finn. We may participate in this drilling at our 50% working interest or we and our partners Tower and Finn may farmout and retain a carried working interest in the remaining wells.

      The Southern Area consists of the Glasgow and Bill Prospects and will have two prospective coals, the Upper and Lower Wyodak. The Upper Wyodak Coal is 500 feet deep and 35 feet thick. The Lower Wyodak Coal is 700 feet deep and is 40 feet thick. Like the Northern area, infrastructure in the Southern area should not be a problem as roads, pipelines, and compression facilities exist adjacent to the company's acreage position. We expect drilling to commence on 16 wells (50% owned by American) here during our third calendar quarter of 2003.

Bear Creek Coal Bed Methane Prospect (Big Horn Basin, MT)

      We own a 50% working interest in this approximately 18,000 acre (approximately 9,000 acres net to American) coalbed methane prospect in Carbon County Montana (Northern Big Horn Basin). The prospect contains nine different coalbeds with total net thickness ranging from 30 to 130 feet. Other highlights of this prospect are high quality gas composition (>98% methane and 1,000 btu/scf), water quality that may allow surface discharge, and market potential for the gas with five pipelines and end users in the vicinity.

      Published and other data, including coal gas desorption values as high as 670 scf/ton, indicate the presence of a significant CBM resource. The pioneering attempt to develop the resource by one company in the early 1990's ended prematurely due to a contentious legal battle in 1992 when a district county court in Montana ruled that the company that drilled initial wells here did not own rights to the methane in the coals, and was ordered to remove its casing from the completed gas well sited on the disputed property. That company saw this lower court decision overturned by the Supreme Court of Montana three years later.

      Despite the 1995 reversal, that company, having already spent several hundred thousand dollars on legal expenses, was reluctant to risk additional funds until a similar case (Amoco Production Co. v. Southern Ute Indian Tribe) was settled in the US Supreme Court. By the time the US Supreme Court issued its June 1999 decision in favor of Amoco (and that company) the original oil and gas lease had expired. We feel the Bear Creek prospect area was incompletely and inadequately evaluated because of these legal problems. The legal impediments as to title have been removed and we intend to pursue oil and gas operations in this project.

Mowry Oil Project (Powder River Basin, WY)

      We own a 50% working interest in the Mowry Oil Shale project located in the Krejci Field, which is near the prolific Lance Creek oil field in the southeastern portion of the Powder River Basin. Currently, our acreage position consists of approximately 22,000 gross (approximately 11,000 net to American) acres.

      The US Energy Department has assayed the oil content of the Mowry Shale to be 17 gallons per ton. This puts the oil content in the Mowry in this area at 94 million barrels per square mile. The amount of recoverable oil will depend on the natural fracturing that has occurred in the area and the effectiveness of advanced drilling and stimulation techniques. Our acreage position is located on the Southeastern edge of the Powder River Basin near the Lance Creek (basin-bounding) thrust fault. This fault shifts in strike from north-south to east-west in the prospect area, causing the area to be greatly stressed and highly fractured. A brittle and clean siliceous sandstone lies stratigraphically in the center of 110 feet of Mowry Shale.

      Mowry oil production was established on the Prospect at the Krejci Field in the early 1960s when three wells drilled to the lower Dakota formation were completed in the Mowry after excellent oil shows were noted during drilling. While these three wells produced commercial quantities of oil without the benefit of modern stimulation techniques, completion technology has advanced significantly since these fields were completed.

      Commercial production from the Mowry has been established in another fractured area of the Powder River Basin. The ARCO Fee #1 well in the Dillinger Ranch area has produced 125,000 barrels of oil and 115 mmcf of gas from the Mowry formation. This area appears to be fractured, but does not have the sandstone present within the Mowry. The fracturing mechanism (out of basin faulting) and a sandstone, which are both present in the Krejci area, make this an excellent choice for establishing commercial production from the Mowry Shale. We expect initial drilling to commence during the fourth quarter of calendar 2003.

West Rozel, Box Elder County, Utah

      We, along with our partners, Tower/North Finn, were the successful bidders on two leases in the May 2003 State of Utah lease sale. The two leases located in Box Elder County total 5,120 gross acres and completely cover a large accumulation of heavy oil at a depth of about 2,250 feet. We have a 50% interest in these two leases.

      The West Rozel field was discovered by Amoco as a result of an extensive exploration program conducted over the Great Salt Lake from mid-1978 to early 1981. The seismically defined structure at West Rozel is a complexly faulted anticline about 3 miles long and over a mile wide. The reservoir is Pliocene basalt with an oil column up to 290 feet in thickness. All three test wells drilled on the structure encountered oil pay.

      West Rozel was not put on production in 1981 due to high costs associated with offshore development and heavy oil. We believe that new drilling and production technologies developed over the last twenty years and improved economic incentives could combine to make development of this significant resource possible. We do not intend to undertake activity on this project without significant outside industry participation and continue to research the optimum developmental procedure for this project.

West Salt Creek Area, Natrona County, Wyoming

      We and our partners, Tower/North Finn, have signed a Farmout Agreement to earn a 50% working interest (25% to American) in three prospects located near the West Salt Creek Area in Natrona County, Wyoming, for the purpose of developing oil and gas reserves from naturally fractured reservoirs in the Niobrara Formation at a depth of approximately 2,500 feet.

      The three prospects, designated as Castle Creek A, B, and C, resulted from the interpretation of a proprietary, three square mile, high-resolution 2D seismic swath survey over the first lead area. The purpose of the seismic survey was to identify the location of a series of normal faults and where they intersect the Niobrara Formation. Rocks within and adjacent to fault zones are subjected to a high degree of strain. Such conditions favor the formation of extensive, high-density, interconnected, fracture networks.

      No upfront seismic, acreage, or prospect fees were incurred. By drilling a well on each of the three prospects before October 31, 2003, we and our partners will earn 100% ownership of these wells until payout occurs. At payout, the party granting the farmout will have the right to convert their 0.10% over-riding royalty interest into a 50% working interest in the three wells. We will have a 25% working interest in all subsequent wells drilled on this 22,300 acre prospect. We expect drilling operations to commence during the third quarter of calendar 2003.

Big Sky Project, Richland County, Montana

      Subsequent to our June 30, 2003 we signed an agreement to participate for a 20% interest in the Big Sky Project in Richland County, Montana. The project, operated by Slawson Exploration Company in Denver, is a horizontal drilling program targeting the Mississippian Bakken Formation. For the past two years, this has been the most active play in the Williston Basin. Since mid-2000, over 40 horizontal wells have been drilled in this area with no dry holes.

      The Bakken Formation underlies most of the deeper portion of the Williston Basin in Montana and North Dakota. While the Bakken is recognized as the premier source of oil produced from overlying conventional Mississippian reservoirs, it is also known as an oil reservoir in its own right. Specifically, the Bakken has yielded 30 million barrels of oil from the old upper shale play in Billings, McKenzie and Golden Valley Counties, North Dakota, and already, an additional
3.5 million barrels of oil from the current middle siltstone play in Richland County, Montana. The North Dakota play succeeded or failed on the presence or lack of natural fractures in a poor matrix reservoir. The Richland County play has a significant advantage in that it has a primary dolomitic siltstone reservoir with modest porosity and permeability.

      We believe that we are getting into the play at a high point on the learning curve. The active operators have modified their drilling, completion, and stimulation programs based on experience over the past two and a half years. In addition, Slawson has an established track record with horizontal drilling, having drilled 20 wells in the Bakken reservoir in North Dakota in the early 1990's.

      The Bakken oil is sweet, high gravity crude (42 degrees API), with long-life production. Many wells are expected to produce for upwards of 40 years.

We purchased a 20% share of approximately 12,000 net acres. Assuming that no additional land is acquired, this current acreage position could provide 19 net locations to our group. This acreage holding is comprised of seven 100% controlled 640 acre sections and representation of varying levels in 44 additional 640 acre sections.

      There is currently drilling activity adjacent to our acreage and through a pooling agreement, American is participating with a 1.25% working interest in the Williams #34X-14, a horizontal well on a 1,280 acre spacing unit, operated by Headington Oil, LP.

Results of Operations

      The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three month and six month periods ended June 30, 2003 as compared to those periods in 2002. A meaningful comparison of the two periods cannot be achieved as we were not pursuing the exploration, development, extraction and sale of oil and gas in Montana and Wyoming during the three months and six months ended June 30, 2002.

      We had no revenue or income for the quarter or six months ended June 30, 2003 or 2002. Our operating loss increased to $141,424 and $377,304 for the quarter and six months ended June 30, 2003, respectively, as compared to $661 and $3,254 for the quarter and six months ended June 30, 2002, respectively. The increase in our operating loss is attributable to increased general and administrative expenses. General and administrative expenses incurred during the quarter and six months ended June 30, 2003 included a variety of one-time, nonrecurring expenses related to our reorganization as well as equity financing efforts. We expect that our general and administrative costs will be approximately $120,000 per quarter for the remainder of calendar 2003.

Liquidity and Capital Resources

      During the six month period ended June 30, 2003, we received a total of $2,330,000 (approximately $2,180,000 net of fees and commissions) through the sale of 1,864,000 shares of Common Stock at $1.25 per share. The private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933.

      At June 30, 2003, we had a working capital amount of approximately $1,026,000. Our current cash position is expected to satisfy our general operating needs going forward, although we intend to continue financing efforts to support our current and proposed oil and gas operations. We had no outstanding long-term debt at June 30, 2003 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

      We paid approximately $865,000 during the six months ended June 30, 2003 for acquisition of acreage, delay rentals and other related direct costs with respect to our identified oil and gas projects.

      Our future financial results continue to depend primarily on (1) our ability to discover commercial quantities of hydrocarbons; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. There can be no assurance that we will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

      It is anticipated that the pursuit of our oil and gas operations will require additional, and possibly substantial, capital expenditures. In the event our identified oil and gas projects are successful, and depending on the level of success in these projects, we anticipate spending as much as $11.0 million for capital expenditures relating to exploration and development of our projects during the next 12 months. We will need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties although there is no assurance continued funding will be available.

      We anticipate that the commencement of our oil and gas drilling operations in Montana and Wyoming will increase expenses materially and, if such operations are successful, revenues.



ITEM 3.     CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted our evaluation.


                                    PART II.
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities

      During the quarter ended June 30, 2003, the Company sold, pursuant to Rule 506 of the Securities Act of 1933, 1,064,000 shares of its common stock at a price of $1.25 per share to a group of four (4) accredited individuals or entities. Net of fees and commissions, the Company received proceeds of $1,250,200. A commission of six percent (6%) was paid to a broker who introduced these accredited investors to the Company, all of whom have had prior business relationships with the broker.

Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of security holders at the annual meeting of stockholders which was held on June 27, 2003:

      The stockholders voted to re-elect Patrick D. O'Brien, Alan Gelfand, Dr. R.M. Bustin, Kendell Tholstrom, Joseph Merback and M.S. ("Moni") Minhas to continue as directors of the Company. A total of 15,381,018 votes were represented with respect to this matter, with voting on each specific nominee as follows:

                                                                        BROKER
                            FOR           AGAINST        WITHHELD      NON-VOTES
--------------------------------------------------------------------------------
Patrick D. O'Brien        15,374,218       1,300           5,500           -

Alan Gelfand              15,370,518       5,000           5,500           -

Dr. R.M. Bustin           15,374,218       1,300           5,500           -

Kendell Tholstrom         15,374,218       1,300           5,500           -

Joseph Merback            15,373,218       2,300           5,500           -

M.S. (Moni) Minhas        15,370,218       3,300           7,500           -
--------------------------------------------------------------------------------

      A proposal to ratify the selection of Wheeler Wasoff, P.C. as Certified Public Accountants was approved by the stockholders. A total of 15,381,018 votes were represented with a total of 15,366,218 (99.9%) shares voting for the proposal, 6,400 shares voting against the proposal, and 8,400 shares abstaining from voting.

      A proposal to approve an amendment to the Company's articles of incorporation to authorize a class of 25,000,000 shares of preferred stock, par value $0.001 was approved by the stockholders. The total number of votes required for this proposal to pass was 11,455,733. The total number of votes cast in favor of this proposal was 11,473,510. 75,925 shares voted against the proposal and 39,100 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-QSB, which is incorporated herein by reference.

(b) During the Quarter ended June 30, 2003, we filed three reports on Form 8-K:

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

                                   SIGNATURES
                                   ----------

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Signatures                  Title                                Date
      ----------         --------------------------              ---------------

/s/ Patrick D.  O'Brien  Chief Executive Officer and             August 14, 2003
-----------------------  Chairman Of The Board
Patrick D. O'Brien


/s/ Andrew P. Calerich   President and Chief Financial           August 14, 2003
-----------------------  Officer
Andrew P. Calerich

                                INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the commission and are incorporated herein by reference.


EXHIBIT NO.         PAGE NO.        DESCRIPTION
----------          --------        -----------
31(i)               17              302 Certification of Chief Executive Officer
31(ii)              18              302 Certification of Chief Financial Officer
32(i)               19              906 Certification of Chief Executive Officer
32(ii)              20              906 Certification of Chief Financial Officer
------------------- --------------- --------------------------------------------

                                                                   EXHIBIT 31(i)
      I, Patrick D. O'Brien, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Oil & Gas, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003                        /s/ Patrick D. O'Brien
                                             ------------------------------
                                             Patrick D. O'Brien
                                             Chief Executive Officer

                                                                  EXHIBIT 31(ii)


I, Andrew P. Calerich, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Oil & Gas, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003                         /s/ Andrew P. Calerich
                                             ------------------------------
                                             Andrew P. Calerich
                                             Chief Financial Officer

                                                                   EXHIBIT 32(i)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of American Oil & Gas, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Patrick O'Brien, the Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003

/s/ Patrick D. O'Brien
------------------------
Patrick O'Brien
Chief Executive Officer

                                                                  EXHIBIT 32(ii)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report on Form 10-QSB of American Oil & Gas, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Andrew P. Calerich, the Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003

/s/ Andrew P. Calerich
-----------------------
Andrew P. Calerich
Chief Financial Officer