Form 10KSB/A
period 2002-12-31
AMERICAN OIL & GAS INC
filed 2003-11-19
CIK 1120916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A1


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


                  1050 17th Street, Suite 710, Denver, CO 80265
                  ---------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 595-0125
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                         Common Stock ($0.001 Par Value)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [ X ]No [ ]

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





     As of November 14, 2003, the registrant had 24,376,202 common shares outstanding, and the aggregate market value of the common shares was approximately $16,088,000. This calculation is based upon the closing sale price on the OTC Electronic Bulletin Board of 66 cents per share on November 14, 2003.

                                TABLE OF CONTENTS


PART I........................................................................ 3
     ITEM 1. DESCRIPTION OF BUSINESS.......................................... 3

     ITEM 2. DESCRIPTION OF PROPERTY...........................................8
     ITEM 3. LEGAL PROCEEDINGS................................................10
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10


PART II.......................................................................11
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........11
     ITEM 6. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION......13
     ITEM 7. FINANCIAL STATEMENTS.............................................18
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................18

PART III......................................................................18
     ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .....18
     ITEM 10. EXECUTIVE COMPENSATION..........................................20
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................21
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................23
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................23
     ITEM 14. CONTROLS AND PROCEDURES.........................................23

SIGNATURES....................................................................24

CERTIFICATIONS................................................................27
INDEX TO EXHIBITS.............................................................29

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


     After attempting to operate the business for over two years, the founders of the Company were unsuccessful in generating a going concern. They had approached all the dental supply companies in Thailand but were unsuccessful in securing any sponsors or advertisers and were unable to generate adequate traffic to the DrGoodteeth.com website. As a result of a continued lack of profitability in operating the online dental resource website and because the previous officers and directors no longer had the time to devote full effort to the business of the Company, the Company changed its operational focus in January, 2003 to oil and gas exploration and production.


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


     On January 17, 2003, the Company executed a Purchase and Sale Agreement ("Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("North Finn"), whereby the Company acquired an undivided fifty percent (50%) working interest in and to the following undeveloped oil and gas leases (for more information on the Company's leases, please see Item 2, Description of Properties):

     o approximately 18,000 gross undeveloped and unproven acres in a coalbed methane prospect ("Bear Creek Prospect") in Carbon County, Montana;
     o approximately 22,000 gross undeveloped and unproven acres in a multi-zone oil & gas prospect ("Krejci Prospect") in Niobrara County, Wyoming; and
     o certain undeveloped and unproven coal bed methane ("CBM") leases in the Powder River Basin in North Eastern Wyoming.

     Tower and North Finn retained an interest in the oil and gas leases and entered into joint operating agreements with the Company covering the oil and gas leases. The purchase price for the undivided fifty percent (50%) of Tower and North Finn's interest in these oil and gas leases was $815,365 and was paid in the following installments:

     1. $400,000 paid by the Company within 30 days of closing of the Agreement, which occurred on February 18, 2003; and

     2.   $415,365 paid by the Company on or before Monday, April 30, 2003.


     The Company's obligation to pay the second installment of $415,365 was evidenced by a promissory note and secured by a mortgage, both of which were executed by the Company simultaneously with execution of the Agreement. The note was paid in full on April 28, 2003 and the mortgage was released.



     The Company has agreed to purchase all of Tower and North Finn's one hundred percent (100%) working interest in up to 10 wells that are drilled or are scheduled to be drilled in the West Recluse project. This project is located in Sections 3, 5 and 12 of Township 55 North, Range 74 West in Campbell County, Wyoming. The Company is obligated to pay the amount equal to the lesser of $900,000 or 107.5% of the actual out of pocket amount actually expended by Tower and North Finn in connection with lease related costs and all costs associated with the drilling, completing, equipping and connecting the wells. The Company's obligation does not occur until the wells are connected to sales lines and are producing, which is expected to occur during our third calendar quarter ending September 30, 2003.


     Pursuant to the Agreement, the Company was also granted an option to purchase an undivided 28% of 8/8ths interest in and to a Minnelusa oil prospect in Campbell County, Wyoming. The initial exploratory well under this option was subsequently drilled and abandoned; accordingly, the Company will not exercise its option to purchase.


     In conjunction with the transaction between the Company and Tower and North Finn, a Participation Agreement was executed on January 17, 2003 whereby Tower and North Finn, and the principals of each, agreed to provide the Company the right to participate, on an equal basis, in (i) any financing transaction regarding an oil and/or gas exploration and production asset, or (ii) acquisition or disposition of oil and/or gas exploration and production assets that becomes available to any of them. The agreement expires two years from the February 18, 2003 closing date.


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

Government Regulation


     The Company's business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. The Company plans to develop internal procedures and policies to ensure that its operations are conducted in full and substantial environmental regulatory compliance.


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


Environmental Matters.

     Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

     Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

     Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

     The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

     It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of "solid wastes" and "hazardous wastes," certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

     We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.



Employees


     The Company has a strategic alliance with privately held Tower and North Finn, whereby principals of Tower and North Finn provide continuing oil and gas operational and technical expertise to the Company. No compensation has been paid to date during 2003 for these services and there is no agreement for specific future compensation. The principals of Tower and North Finn provided services to the Company during 2002, and during December of 2002, were compensated for services rendered through payment of restricted common stock of the Company. Each of the six principals received 608,025 shares (adjusted for the January 17, 2003, 8.25 for 1 stock split) valued at $18,425.

     The Company currently has one employee, Andrew P. Calerich, who is President and CFO. The Company's operations are directed by Mr. Calerich and by Patrick D. O'Brien, the Company's CEO. Mr. O'Brien continues to serve as President of Tower Colombia Corporation as well as CEO and Director of the Company, spending approximately equal amounts of time on each entity. Mr. O'Brien is not considered an employee and is not currently taking a salary or any other form of compensation in his role as CEO.


ITEM 2.  DESCRIPTION OF PROPERTY


     The Company's office is located at 1050 17th Street, Suite 710, Denver, Colorado where Tower Energy Corporation has provided nominal office space for the Company to perform its general corporate functions. The Company and Tower are in negotiations with the landlord to expand the existing office space. The rent for the expanded office space has yet to be determined, and negotiations are underway to agree on a monthly rent amount to be paid by the Company to Tower for general corporate office space.

     We currently own a 100% working interest (80% net revenue interest) in four producing wells in Campbell County, Wyoming. These wells were purchased from Tower and North Finn as part of the Purchase and Sale Agreement dated January 17, 2003. These wells were drilled on 40 acre spacing units, and this 160 gross and net acreage comprise our only developed acreage. We are not required to provide a fixed and determinable quantity of oil and gas under any agreements. Additionally, we have not obtained any estimate of total proved net oil and gas reserves for our oil and gas properties.

     We currently control the following undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

State                               Gross Acres        Net Acres
-----                               -----------        ---------
Montana                               18,018              9,009
Wyoming                               26,714             13,357
Utah                                   5,120              2,560
---------------------------------     ------             ------
TOTAL                                 49,852             24,926
                                      ======             ======

     The following table presents the net undeveloped acres controlled, the type of lease and the year the leases are scheduled to expire in each of our current projects. The Montana acreage reflected is attributable to our Bear Creek coalbed methane project located in the Carbon County portion of the southern Big Horn Basin. The Wyoming acreage reflected is attributable to our Krejci oil project located in the Niobrara County portion of the Powder River Basin and our West Recluse, Glasgow and Bill coalbed methane projects located Converse and Campbell Counties in the Powder River Basin. The Utah acreage reflected is attributable to our West Rozel oil project, located in Box Elder County.



  ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                    Year of           Fee         State          Federal           TOTALS
                                  Expiration         Leases       Leases         Leases
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
  MT - Carbon County                  2004            3,215         1,585                        4,800
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2005              132                                         132
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2009                                         2,289          2,289
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2010                                         1,788          1,788
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
  WY - Niobrara County                2005              400                                         400
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2006            2,127                                       2,127
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2007              200                                        200
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2011                                         8,495          8,495
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
  WY-Converse and Campbell
  Counties                            2003               42           440            497            979
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2005               12                          420            432
     ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2007             64                                            64
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
                                      2012                                           660            660
     ------------------------------ --------------- ------------ ------------- ------------- -------------------
  UT - Box Elder County
                                      2013                          2,560                         2,560
    ------------------------------ --------------- ------------ ------------- ------------- -------------------
  TOTALS                                              6,192         4,585         14,149         24,926
  ------------------------------ --------------- ------------ ------------- ------------- -------------------


     The types of leases represented in this table are comprised of approximately 90 separate lease agreements and no one single lease is considered a material component of our acreage position. Fee leases consist of acreage leased from other individuals or companies that own the mineral rights underlying that acreage position. State leases consist of mineral rights underlying acreage controlled by the particular state where the acreage position is located, while Federal leases consist of mineral rights underlying acreage controlled by the Federal government and managed by the Bureau of Land Management.

     Generally, the lease agreements provide that we pay an annual fee, called a delay rental, to retain these leases until such time that a well has been drilled and is producing from the leased lands. At that time, the leased lands are considered to be "held by production" and the lease continues for as long as oil and/or gas production continues. During the period that there is production, we will pay the lessor a royalty based on the revenues received from production. Generally, fee leases provide for royalties of 12.5% to 25%, and state and federal leases provide for royalties of 12.5 %. If the leases do not become held by production within the period set forth in the lease, or if the Company fails to pay the required delay rental obligations, the lease terminates. Generally fee leases have terms of three to five years, state leases have terms of five to ten years and federal leases have terms of ten years. We can elect not to pay the yearly delay rental fee, but the lease would terminate. We could elect not to pay the delay rental fee if we did not believe an area was promising after completing preliminary work or if we did not have sufficient funds. Our annual aggregate delay rental obligations, if we desire to continue to keep all our leases in effect, are as follows:

                        2003      $ 19,288
                        2004        23,082
                        2005        25,121
                        2006        26,401
                        2007        26,551
                        2008        26,551
                        2009        21,974
                        2010        18,396
                        2011         1,402



ITEM 3.  LEGAL PROCEEDINGS


     There are no legal proceedings filed, or to the Company's knowledge, threatened against or involving the Company.



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


         Year              Quarter          High              Low
         ----              -------          ----              ---
         2002              Fourth           $2.00             $0.25

Shareholders


     The Company is authorized to issue One Hundred Million (100,000,000) shares of Common Stock. As of November 17, 2003, there were approximately 64 shareholders of record holding and the number of beneficial owners of our common stock was approximately 1,700.


Dividends on the Common Stock

     The Company has not declared a cash dividend on its Common Stock in the last two fiscal years and the Company does not anticipate the payment of future dividends. There are no other restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities


     Subsequent to December 31, 2002, the Company engaged in an accredited investors offering ("Offering") of shares of its common stock, $0.001 par value ("Common Stock"), at one dollar and twenty-five cents ($1.25) per share, which Offering was made pursuant to exemptions from registration under the Securities

Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. Pursuant to Rule 506, seven (7) investors subscribed to purchase 1,864,000 shares of Common Stock and paid the sum of $1.25 per share, for a total purchase price of $2,330,000. These shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale. The Company paid a commission of 6% for a total of $139,800 to a broker who introduced the Company to these accredited investors, all of whom have no affiliation with the Company and have had prior business relations with the broker.

     On December 17, 2002, the Company sold the following shares of Common Stock, each of which were valued at $0.25 per share in pre-split terms, were issued to the following individuals, each of whom were unrelated to the Company, in an arms length transaction, as consideration for past oil and gas related operational and technical services rendered to the Company in connection with the Company's transition into the oil and gas exploration and production line of business. Note that the shares set forth below reflect the 8.25-for-1 forward stock split effective on January 17, 2003.


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


     These shares were issued in reliance upon exemptions from registration, including but not limited to, Section 4(2) and Regulation D. These shares were offered without a general solicitation pursuant to limited offering exemptions under state securities laws. The shares were issued with a legend restricting resale.

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

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. The foregoing management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.



GENERAL


     The Company's operations for 2002 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded on January 17, 2003 when the Company executed a contract to acquire an undivided fifty percent (50%) working interest in and to Tower and North Finn's undeveloped oil and gas leases. From March 2003 through June 2003, the Company engaged in an accredited investors offering ("Offering") of shares of its common stock, $0.001 par value ("Common Stock"), at one dollar and twenty-five cents ($1.25) per share, which Offering was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. Pursuant to Rule 506, seven (7) investors subscribed to purchase 1,864,000 shares of Common Stock and paid the sum of $1.25 per share, for a total purchase price of $2,330,000. These shares were sold without a general solicitation pursuant to limited offering exemptions under state securities laws and were issued with a legend restricting resale. The Company then completed the acquisition of the leases from Tower and North Finn. As a result of the acquisition, the Company's business now revolves around the exploration, production and sale of coal bed methane gas in Montana and Wyoming, and oil and gas in Wyoming. As of December 31, 2002, the Company had not yet commenced full business operations nor realized any revenues.

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


PLAN OF OPERATION

     During the calendar year 2003, we expect to pursue oil and gas operations on our identified Montana and Wyoming projects, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We do not intend to operate the drilling of oil and gas wells, but expect to participate as an outside working interest owner, sharing risk and rewards with other working interest participants. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although there is no assurance additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

     We expect that our current cash position will be sufficient to fund our cash requirements during the calendar year 2003, although we intend to continue financing efforts to support our current and proposed oil and gas operations. We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

     Our future financial results continue to depend primarily on (1) our ability to establish commercial quantities of hydrocarbons; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. There can be no assurance that we will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

     It is anticipated that the drilling of oil and gas wells will require additional, and possibly substantial, capital expenditures. In the event our identified oil and gas projects are successful, and depending on the level of success of these projects, we anticipate spending as much as $4.0 million for capital expenditures relating to exploration and development of our projects during the next 12 months. We expect to drill up to ten gross and net wells in our West Recluse coalbed methane project, at a cost estimated to be approximately $900,000. We expect to participate at our 50% working interest in 16 gross (eight net) coalbed methane wells in our Glasgow project. These 16 wells are expected to cost approximately $600,000, net to our interest. We also expect to participate at our 50% working interest in the drilling of two gross wells (one net well) at our Krejci oil project. These two wells are expected to cost approximately $600,000 net to our interest. If the two Krejci wells are successful, we expect to participate, at our 50% working interest in the drilling of up to six additional wells over the next 12 months, at an approximate net cost of $1.8 million.

     We will need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties, although there is no assurance continued funding will be available.

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


     There were no revenues for the fiscal years ended December 31, 2002 or December 31, 2001. The Company anticipates that the commencement of its business operations in Wyoming and Montana will, if such operations are successful, allow the Company to generate its first revenues.

     The Company's operating loss increased to $149,216 for the year ended December 31, 2002 as compared to $4,007 for the year ended December 31, 2001. The increase in net loss is attributable to an increase in consulting fees related to the Company's entry into the oil and gas industry.

     The Company incurred a consulting fees expense of $143,864 for the year ended December 31, 2002 and reported no consulting fees expense for the year ended December 31, 2001. During the Company's transition into the business of oil and gas exploration and production, a number of individuals assisted in the transition by providing oil and gas related operational and technical services to the Company. These individuals were compensated for their services through the issuance of the Company's restricted common stock. The shares of common stock were valued at the market price of $0.25 per share in pre-split terms and were issued to the individual, each of whom were unrelated to the Company, in an arms length transaction.

     The Company incurred $4,056 and $2,450 in professional fees for the years ended December 31, 2002 and 2001, respectively. Professional fees relate to accounting and audit fees incurred during these respective years.

         Operating expenses incurred during December 31, 2002 and 2001 were $1,296 and $1,557, respectively. These costs relate primarily to miscellaneous general office type expenses.


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


     Subsequent to the calendar year ended December 31, 2002, the Company effected the sale of 1,864,000 shares of its Common Stock in a private placement pursuant to which the Company received approximately $2,330,000. The Company intends to utilize these funds to support its current oil and gas business operations in Montana and Wyoming, including the following:

     o The drilling and technical evaluation of coal bed methane gas wells in the Powder River Basin of Wyoming;
     o    The acquisition of additional mineral rights;
     o The lease or option and potential drilling of oil wells, also in the Powder River Basin of Wyoming; and
     o The technical evaluation and potential drilling of coal bed methane gas wells in the Big Horn Basin of Montana.

     The Company expects to finance its operating requirements for the calendar year 2003 through its current cash position and expected cash flow from oil and gas properties. Effective July 9th, 2003, we began selling natural gas and generating our first revenue from the first four wells drilled at the our coal bed methane project in the Powder River Basin in Campbell County, Wyoming. These four wells, all owned 100% by the Company, are currently providing operating cash flow to the Company. We expect to connect an additional three wells here during the fourth calendar quarter of 2003.

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

                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

Board of Directors
American Oil & Gas Inc.
(formerly DrGoodTeeth.Com)

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

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
                                                                      ---------


                Total  Assets                                         $  83,516
                                                                      =========

                             L I A B I L I T I E S
                             ---------------------

     Current Liabilities
     -------------------
         Accounts Payable                                                  --
                                                                      ---------

                Total Current Liabilities                                  --
                                                                      ---------

                Total Liabilities                                          --


                     S T O C K H O L D E R S ' E Q U I T Y
                     -------------------------------------

         Common Stock                                                     4,575

         Additional Paid-in-Capital                                     244,289
         (Deficit) accumulated during the development stage            (165,348)

                Total Stockholders' Equity                               83,516
                                                                      ---------

                Total Liabilities and Stockholders' Equity            $  83,516
                                                                      =========








                 See accompanying notes to Financial Statements.



                                                      American Oil & Gas Inc.
                                                    (formerly DrGoodTeeth.Com)
                                                  (A Development Stage Enterprise)
                                                      Statement of Operations


                                                  -------------------------------------------------------------
                                                         For the Period Ended                 From Inception to
                                                 December 31, 2002     December 31, 2001      December 31, 2002
                                                 --------------------------------------------------------------


Revenues:
---------
       Revenues                                    $      --              $      --              $      --
                                                   ---------------------------------------------------------

            Total Revenues                                --                     --                     --


Expenses:
---------
       Professional Fees                                 4,056                  2,450                 17,378
       Consulting Fees                                 143,864                   --                  143,864
       Operating Expenses                                1,296                  1,557                  4,106
                                                   ---------------------------------------------------------
            Total Expenses                             149,216                  4,007                165,348
                                                   ---------------------------------------------------------
            Net loss from Operations                  (149,216)                (4,007)              (165,348)


Provision for Income Taxes:
---------------------------
       Income Tax Benefit                                 --                     --                     --

            Net Income (Loss)                      $  (149,216)           $    (4,007)           $  (165,348)
                                                   =========================================================

Basic and Diluted Earnings Per Common Share        $    (0.037)           $    (0.001)           $    (0.041)
                                                   ---------------------------------------------------------

Weighted Average number of Common Shares             4,023,977              4,000,000              4,008,340
    used in per share calculations                 =========================================================



                                           See accompanying notes to Financial Statements.





                                                      American Oil & Gas Inc.
                                                    (formerly DrGoodTeeth.Com)
                                                  (A Development Stage Enterprise)
                                                 Statement of Stockholders' Equity
                                                      As of December 31, 2002



                                                             $0.001            Paid-In         Accumulated      Stockholders'
                                          Shares            Par Value           Capital           Deficit           Equity
                                        ----------         -----------        ----------       -----------      ------------

Balance, February 15, 2000                    --           $     --           $     --          $     --           $     --

Stock Issued                             4,000,000              4,000            101,000              --              105,000

Net Income  (Loss)                                                                                 (12,125)           (12,125)
                                        ----------         ----------         ----------        ----------         ----------

Balance December 31, 2000                4,000,000         $    4,000         $  101,000        $  (12,125)        $   92,875

Net Income  (Loss)                                                                                  (4,007)            (4,007)
                                        ----------         ----------         ----------        ----------         ----------

Balance December 31, 2001                4,000,000         $    4,000         $  101,000        $  (16,132)        $   88,868

Shares Issued for Services                 575,450                575            143,289                           $  143,864


Net Income  (Loss)                                                                                (149,216)          (149,216)
                                        ----------         ----------         ----------        ----------         ----------

Balance December 31, 2002                4,575,450         $    4,575         $  244,289        $ (165,348)        $   83,516
                                        ==========         ==========         ==========        ==========         ==========




                                              See accompanying notes to Financial Statements.

                                                                  F-4







                                                      American Oil & Gas Inc.
                                                    (formerly DrGoodTeeth.Com)
                                                 (A Development Stage Enterprise)
                                                      Statement of Cash Flows


                                                   -----------------------------------------------------------
                                                            For the Period Ended             From Inception to
                                                   Dec 31, 2002           Dec 31, 2001       December 31, 2002
                                                   -----------------------------------------------------------

Cash Flows from Operating Activities:

       Net Income (Loss)                             $(149,216)            $  (4,007)            $(165,348)
       Stock Issued for Services                       143,864                  --                 143,864
                                                     -----------------------------------------------------

Net Cash Provided from Operating Activities             (5,352)               (4,007)              (21,484)
                                                     -----------------------------------------------------


Cash Flows from Investing Activities:

       Other Assets                                       --                    --                    --
                                                     -----------------------------------------------------

Net Cash Used in Investing Activities                     --                    --                    --
                                                     -----------------------------------------------------


Cash Flows from Financing Activities:

       Common Stock                                       --                    --                 105,000
                                                     -----------------------------------------------------

Net Cash Provided from Financing Activities               --                    --                 105,000
                                                     -----------------------------------------------------


Net Increase in Cash                                    (5,352)               (4,007)               83,516
                                                     -----------------------------------------------------

Cash Balance,  Begin Period                          $  88,868                92,875                  --
                                                     -----------------------------------------------------

Cash Balance,  End Period                            $  83,516             $  88,868             $  83,516
                                                     =====================================================


Supplemental Disclosures:
       Cash Paid for interest                        $    --               $    --               $    --
                                                     =====================================================

       Cash Paid for income taxes                    $    --               $    --               $    --
                                                     =====================================================

       Shares Issued For Services                    $ 143,864             $    --               $ 143,864
                                                     =====================================================


                             See accompanying notes to Financial Statements.

                                                  F-5

                             American Oil & Gas Inc.
                           (formerly DrGoodTeeth.Com)
                          Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Consulting Fees Expense
-----------------------

During the Company's transition into the business of oil and gas exploration and production, a number of individuals assisted in the transition by providing oil and gas related operational and technical services to the Company. These individuals were compensated for their services through the isssuance of the Company's restricted common stock. Accordingly, the Company reported consulting fees expense of $143,864 for the year ended December 31, 2002. The shares of common stock were valued at the market price of $0.25 per share in pre-split terms and were paid to each individual, each of whom were unrelated to the Company, in an arms length transaction.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

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

NOTE 2 - COMMON STOCK
---------------------

In 2000, a total of 2,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.025 per share for a total of $5,000 to the original officers and directors.

In 2000, the Company effected a sale of 2,000,000 shares of its common stock pursuant to Rule 504 under the Securities Act of 1933, and a registered offering with the State of Nevada. These shares were sold at $.05 per share and the funds were used for website design and for working capital.

On December 17, 2002, the Company issued 575,450 shares of its common stock to 14 individuals for services. The stock was valued at the fair market value of $.25 per share which was the price as quoted on the OTC-Bulletin Board.

NOTE 3 - RELATED PARTIES
------------------------

On January 17, 2003, the Company executed a Purchase and Sale Agreement ("Agreement") in an arms-length transaction, with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("North Finn"), to acquire an undivided fifty percent (50%) working interest in certain undeveloped oil and gas leases. After the closing of the oil and gas property acquisition in February 2003, Patrick O'Brien and Kendell Tholstrom were appointed as directors of the Company. Mr. O'Brien and Mr. Tholstrom also serve as executive officers and/or directors of Tower. Tower and North Finn actively pursue exploration and development independent of the Company. Tower and North Finn entered into a Participation Agreement with the Company on January 17, 2003, whereby they agreed to provide American the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to them. During December 2002, Mr. O'Brien and Mr. Tholstrom became shareholders of the Company when they each received 608,025 shares of the Company's common stock as compensation for oil and gas technical and operational services, each of which accounted for approximately 1.5% of the then outstanding shares.

Other than the above discussion, the Company has no significant related party transactions and/or relationships with any individuals or entities.

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

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

On January 17, 2003, the Company entered into a purchase and sale agreement (the "Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("Finn"). On closing of the Agreement on February 18, 2003, the Company acquired an undivided fifty percent (50%) working interest in and to the following undeveloped leases:

     i) Approximately 18,000 gross undeveloped and unproven acres in a coalbed methane prospect (the "Bear Creek Prospect") in Carbon County, Montana;

     ii) Approximately 22,000 gross undeveloped and unproven acres in a multi-zone oil and gas prospect (the "Krejci Prospect") in Niobrara County, Wyoming; and

     iii) certain undeveloped and unproven coal bed methane (the "CBM") leases in the Powder River Basin in North Eastern Wyoming.

In addition, as part of the Agreement, the Company has agreed to purchase all of Tower and North Finn's one hundred percent (100%) working interest in up to 10 wells that are drilled or are scheduled to be drilled in the West Recluse project. This project is located in Sections 3, 5 and 12 of Township 55 North, Range 74 West in Campbell County, Wyoming. The Company is obligated to pay amount equal to the lesser of $900,000 or 107.5% of the actual out of pocket amount actually expended by Tower and North Finn in connection with the all lease related costs and all costs associated with the drilling, completing, equipping and connecting the wells. The Company's obligation does not occur until the wells are connected to sales lines and are producing.

The purchase price for the oil and gas interests was $815,365, of which $400,000 was paid on closing and the remaining $415,365, which was evidenced by a promissory note and secured by a mortgage, was paid on April 28, 2003.

On January 27, 2003, the Company announced a reorganization and name change to American Oil & Gas Inc. from DrGoodTeeth.com Inc. Also effective on January 17, 2003 a 8.25 to 1 forward split was announced.

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Note 6 - Financial Commitments
------------------------------

         In conjunction with the January 17, 2003 Agreement to purchase a 50% interest in certain oil and gas leases, The Company has agreed to purchase, from Tower and North Finn, a one hundred percent (100%) working interest in up to 10 wells that are drilled or are scheduled to be drilled in the West Recluse project. This project is located in Sections 3, 5 and 12 of Township 55 North, Range 74 West in Campbell County, Wyoming. The Company is obligated to pay amount equal to the lesser of $900,000 or 107.5% of the actual out of pocket amount actually expended by Tower and North Finn in connection with the all lease related costs and all costs associated with the drilling, completing, equipping and connecting the wells. The Company's obligation does not occur until the wells are connected to sales lines and are producing, which the Company expects to occur during the third calendar quarter of 2003.

         The Company was also granted an option by Tower/Finn to purchase an undivided 28% of 8/8ths interest in and to a Minnelusa oil prospect to be drilled by Tower/Finn in Campbell County, Wyoming. The initial exploratory well under this option was subsequently drilled and abandoned; accordingly, the Company will not exercise its option to purchase.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's principal independent accountant during the two most recent fiscal years or any later interim period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons


         Name                       Age              Position(s) and Office(s)
         ----                       ---              -------------------------
         Patrick O'Brien            54               CEO and Chairman
         Andrew P. Calerich         39               President and CFO
         Alan Gelfand               43               Secretary and Director
         Dr. R. M. Bustin           50               Treasurer and Director
         Joseph Merback             66               Director (resigned
                                                     November 17, 2003)
         Kendell Tholstrom          57               Director
         M.S. ("Moni") Minhas       48               Director

     Patrick D. O'Brien has served as President, CEO and as a director of the Company since February 19, 2003. Mr. O'Brien is also chief executive officer, president, co-founder and a director of Tower Colombia Corporation and splits his time equally between the two entities. Prior to co-founding Tower Colombia Corporation in 1995. Mr. O'Brien co-founded Tower Energy in 1984 and co-founded Tower Drilling Company in 1980. Mr. O'Brien began his career in the oil and gas industry with the Dowell Division of Dow Chemical Company where he engineered and supervised all phases of well stimulation and cementing. He joined the Colorado Interstate Gas Company in 1974 where he was responsible for the design, acquisition and development of company-owned gas storage fields. In 1980, Pat joined Montana Power Company as Senior Petroleum Engineer with the responsibility for design, long-range planning and performance economics for its exploration and development programs. Mr. O'Brien has spent over 25 years working in the Powder River Basin. Mr. O'Brien received his Bachelor of Science in Petroleum Engineering from the Montana College of Mineral and Science and Technology.

     Andrew P. Calerich, has served as President and CFO since July 17, 2003. Mr. Calerich has over twelve years of public company oil and gas finance experience in a variety of capacities for various companies. Most recently, Mr. Calerich served as Vice President and Chief Financial Officer for PYR Energy Corporation. During his six years at PYR, he assisted in raising in excess of $40 million in capital through various financings and in moving the listing and trading of PYR's common stock from the OTC to the American Stock Exchange. From 1993 to 1997, Mr. Calerich was a business consultant specializing in accounting and finance for public and private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at a public oil and gas exploration and production company. Mr. Calerich began his professional career in public accounting with an international accounting firm. Mr. Calerich is a Certified Public Accountant and earned B.S. degrees in both Accounting and Business Administration at Regis College, in Denver. Mr. Calerich will be responsible for the daily operations of American.


     Alan Gelfand has served as a director of the Company since December 13, 2002. Prior to becoming a director of the Company, Mr. Gelfand was a stockbroker from 1987 until December 2002. Between May 1991 and January 1993, Mr. Gelfand founded and operated the first on-hill photography company in Whistler, B.C., Canada. Prior to 1987, he had worked as an entrepreneur by co-owning and operating a 15,000 sq. ft. flea market, and operating a small corporate incentive gift company. He graduated from Simon Fraser University with a Bachelor of Business Administration in 1982.


     Dr. R. M. Bustin has served as a director of the Company since December 13, 2002. Dr. Bustin will guide the evaluation of coalbed methane, shallow gas and unconventional gas for American Oil and Gas Inc. Dr. Bustin is Professor of Petroleum and Coal Geology in the Department of Earth and Ocean Sciences at the University of British Columbia and President of RMB Earth Science Consultants. Dr. Bustin received his Ph.D. in Geology in 1980 from the University of British Columbia and is a registered Professional Geoscientist in the Province of British Columbia. Dr. Bustin has over 30 years experience in the petroleum sector, including employment by Mobil Oil Canada and Gulf Canada Resources prior to joining the faculty at the University of British Columbia. Dr. Bustin has published over 150 scientific articles on fossil fuels. He is or has been an Associate Editor of the Canadian Society of Petroleum Geology Bulletin, Sedimentary Geology, the International Journal of Coal Geology and the Canadian Journal of Earth Sciences. He is a member of the AAPG, TSOP and GSA. Dr. Bustin is a past recipient of the Al Levorsen Memorial Award from the AAPG and received the Reinhardt Thiessen Medal Award from the International Committee for Coal Petrography in 2002 for his contributions to coal sciences and organic petrology. Dr. Bustin is President of RMB Earth Science Consultants, a company specializing in the evaluation of unconventional gas resources. Dr. Bustin is also a principal and technical advisor to CBM Solutions Ltd., one of North America's largest service and technical support companies in the coalbed methane and gas shale industry.


     Kendell V. Tholstrom has served as a director of the Company since February 19, 2003. Mr. Tholstrom is on the board of directors and manages operations for Tower Colombia Corporation. Prior to joining Tower Colombia Corporation in 1995, he served as Vice President/General Manager for Presidio Oil Company from 1986 to 1995. His responsibilities included the day-to-day management of 35 office employees and 40 field employees. Mr. Tholstrom worked at Sabine Corporation, an oil and gas exploration and production company, from 1982 to 1986 as Division Operations Manager. He worked at Terra Resources 1977 to 1986 in various engineering and management positions and ARCO Oil & Gas from 1970 to 1972. Mr. Tholstrom is a Registered Professional Engineer in Colorado and has 30 years of petroleum industry experience. Mr. Tholstrom received a B.S. in Petroleum Engineering in 1968 and an M.S. in Petroleum Engineering in 1970 from the Montana College of Mineral Science and Technology.

     Joseph H. Merback served as a director of the Company from February 19, 2003 until his resignation on November 17, 2003. Mr. Merback has been an active securities broker with Western International since 2000, and with Blair Foster since 1993. Mr. Merback is a seasoned oil and gas investment banker and has participated in financing many public oil and gas entities as well as several public biotech companies. Mr. Merback has extensive experience as an entrepreneurial CEO of Wilder Industries, a Philadelphia based wholesale paper distribution and paper and paper board converting company, for over twenty years until 1988 when Mr. Merback sold Wilder Industries to Case Paper of New York. He co-founded and was actively involved in the strategic planning and the marketing strategy for Specialty Industries of Red Lion, PA, which specialized in packaging for the electronics industry. While Mr. Merbach, served as Executive VP and Secretary, Specialty Industries grew from a startup to a company with over $50 million per year in revenues. He sold his interest in Specialty Industries in 1988. Mr. Merback earned a Bachelor of Science from Temple University where he led the Beta Gamma Sigma Honor Society. He has actively funded athletic scholarships at Temple where he participated in the basketball program.

     M.S. (Moni) Minhas has served as a director of the Company since February 19, 2003. Mr. Minhas is a private businessman and consultant who has, over the last eight years, served as a consultant to Quantel Engineering, PanCanadian Petroleum Limited, Talisman Energy, Abu Dhabi National Oil Company (ADNOC), Petronas National Oil Company (Malaysia), Pertamina National Oil Company (Indonesia), ARCO and Wascana, assisting in the optimization of their reserve production and the development of their properties. From 1980 to 1995 he was employed by PanCanadian Petroleum Ltd. (now EnCana Corporation) eventually serving in senior supervisory, administrative and management positions. Mr. Minhas was responsible for the development of major oil and gas properties in partnership with multinational corporations, and also served as Supervisor for Production Revenue Department in the Reservoir/Exploitation Department, as Leader of the Reserves Task Force, and as a Project Engineer/Manager. Mr. Minhas received a Bachelor of Science in Petroleum Engineering from University of Calgary, Alberta.

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


                                                 SUMMARY COMPENSATION TABLES
                                      -------------------------------------------
                                                 Annual Compensation
                                      -------------------------------------------
  ----------------------------------------------------------------------------------------------------------
           Name and                                                                         Other Annual
        Principal Position       Year         Salary ($)           Bonus ($)                Compensation ($)
  ----------------------------------------------------------------------------------------------------------
    Alan Gelfand, President     2002            -0-                  -0-                         -0-
  ----------------------------------------------------------------------------------------------------------
      Anchana Chayawatana,
         President              2002            -0-                  -0-                         -0-
   ---------------------------------------------------------------------------------------------------------
     Anchana Chayawatana,
           President            2001           - 0 -                 -0-                         -0-
    --------------------------------------------------------------------------------------------------------
     Anchana Chayawatana,
           President            2000           - 0 -                 -0-                         -0-
  ----------------------------------------------------------------------------------------------------------



                                   ------------------------------------------------------------
                                                     Long Term Compensation
                                   ------------------------------------------------------------
                                                       Awards                     Payouts
                                   ------------------------------------------------------------

                                         Restricted          Securities             LTIP             All Other
    Name and Principal                    Stock          Underlying Options/       Payouts        Compensation
         Position            Year       Award(s)($)            SARs(#)                ($)              ($)
----------------------------------------------------------------------------------------------------------------
 Alan Gelfand, President     2002         -0-                    -0-                  -0-              -0-
----------------------------------------------------------------------------------------------------------------
   Anchana Chayawatana,
        President            2002         -0-                    -0-                  -0-              -0-
----------------------------------------------------------------------------------------------------------------
   Anchana Chayawatana,
        President            2001         -0-                    -0-                  -0-              -0-
----------------------------------------------------------------------------------------------------------------
   Anchana Chayawatana,
        President            2000         -0-                    -0-                  -0-              -0-

Director Compensation

     The Company's directors are not compensated for any meeting of the board of directors that they attend, but they are entitled to $1,000 per day for travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of November 14, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of 8.25-for-1 of the Company's issued and outstanding common stock which became effective on January 17, 2003. As of November 14, 2003, there were 24,376,202 shares of Common Stock issued and outstanding.




-----------------------------------------------------------------------------------------------------
                                                                 Amount and
       Title of Class                 Name and Address        Nature of Beneficial        Percent of
                                    of Beneficial Owner          Ownership(1)              Class (2)
-----------------------------------------------------------------------------------------------------
                                     Executive Officers
                                        and Directors
-----------------------------------------------------------------------------------------------------
 Common Stock ($0.001 par              Patrick O'Brien            608,025                    2.5%
          value)                    1050 17th St., Suite 710
                                        Denver, CO 80265
-----------------------------------------------------------------------------------------------------
 Common Stock ($0.001 par            Andrew P. Calerich (3)       999,950                   4.1%
          value)                    1050 17th St., Suite 710
                                        Denver, CO 80265
-----------------------------------------------------------------------------------------------------
  Common Stock ($0.001 par               Alan Gelfand             100,238                Less than
          value)                    1050 17th St, Suite 710                                  1%
                                        Denver, CO 80265
-----------------------------------------------------------------------------------------------------
 Common Stock ($0.001 par                R.M. Bustin              100,238                Less than
          value)                    1050 17th St., Suite 710                                1%
                                        Denver, CO 80265
-----------------------------------------------------------------------------------------------------
 Common Stock ($0.001 par              Kendell Tholstrom          608,025                   2.5%
          value)                    1050 17th St., Suite 710
                                         Denver, CO 80265
-----------------------------------------------------------------------------------------------------
 Common Stock ($0.001 par             Joseph Merback (4)           49,500               Less than
          value)                    1050 17th St., Suite 710                                1%
                                        Denver, CO 80265
-----------------------------------------------------------------------------------------------------
 Common Stock ($0.001 par            M.S. ("Moni") Minhas         100,238               Less than
          value                   1050 17th St., Suite 710                                  1%
                                        Denver, CO 80265
-----------------------------------------------------------------------------------------------------
                                     Directors and Executive    2,566,214                 10.5%
       Common Stock                  Officers as a  Group
   ($0.001 par value)                   (7 individuals)
-----------------------------------------------------------------------------------------------------


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


(2) Percentages are based upon the total 24,376,202 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3) Includes 250,000 shares to be paid to Mr. Calerich for continued employment through July 1, 2004 and 250,000 shares to be paid to Mr. Calerich for continued employment through July 1, 2005.

(4)  Mr. Merback resigned as director effective November 17, 2003.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On January 17, 2003, the Company executed a Purchase and Sale Agreement ("Agreement") that was negotiated at arms-length, with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("North Finn"), to acquire an undivided fifty percent (50%) working interest in certain undeveloped oil and gas leases. The Company believes that the terms of the transaction were fair to the Company. Patrick O'Brien and Kendell Tholstrom are directors of the Company and also serve as executive officers and/or directors of Tower. Mr. O'Brien is chief executive officer, president and a director of Tower. Tower and North Finn actively pursue exploration and development independent of the Company. However, Tower, North Finn and the principals of each entity entered into a Participation Agreement with the Company on January 17, 2003, whereby they agreed to provide American the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to them.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 22 of this Form 10-KSB, which is incorporated herein by reference.

(2) No reports on Form 8-K were filed on the Company's behalf during the quarter ended December 31, 2002.

(3) A Form 8-K was filed on February 3, 2003 disclosing the 8.25-for-1 Forward Stock Split and the Company's name change.


(4) A Form 8-K was filed on March 5, 2003 regarding the Company's acquisition of assets pursuant to the January 17, 2003 Purchase and Sale Agreement with Tower and North Finn.


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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2003.


                                                   American Oil & Gas, Inc.


                                                   /s/ Andrew P. Calerich
                                                   -----------------------------
                                                      Andrew P. Calerich
                                                     President and CFO



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                         Date
---------                              -----                         ----


/s/ Patrick D. O'Brien
----------------------------
Patrick D. O'Brien                Chief Executive Officer      November 19, 2003
                                  and Chairman

/s/ Andrew P. Calerich
----------------------------
Andrew P. Calerich                President and Chief          November 19, 2003
                                  Financial Officer

/s/ Alan Gelfand
----------------------------
Alan Gelfand                      Secretary and Director       November 19, 2003


----------------------------
Dr. R. M. Bustin                  Treasurer and Director

/s/ Kendell Tholstrom
----------------------------
Kendell Tholstrom                 Director                     November 19, 2003

/s/ M.S. ("Moni") Minhas
-----------------------------
M.S. ("Moni") Minhas              Director                     November 19, 2003

                                INDEX TO EXHIBITS

EXHIBIT
NO.                           DESCRIPTION


3(i)       *      Articles of Incorporation of the Company.
                  (Incorporated by reference from the
                  Company's Form 10-SB, file number 000-31547, filed on September 18, 2000.)

3(ii)             Bylaws of the Company (as revised on December 12, 2002)

10(i)      *      January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and
                  North Finn, LLC. (Incorporated by reference from the Company's Form 8-K, filed on February 3, 2003.)

10(ii)     *      January 17, 2003 Participation Agreement by and between the
                  Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company's
                  Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10(iii)           Model Form Operating Agreement dated February 18, 2003

31 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to U.S.C. Section 1350, as adopted pusruant to Section 906 of the Sarbanes-Oxley Act of 2002



* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.