Form 10QSB/A
period 2003-03-31
AMERICAN OIL & GAS INC
filed 2003-11-19
CIK 1120916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A1


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
_____________________.

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

                                 Yes [X] No [ ]


The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of November 18, 2003 was 24,376,202.


Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

         Item 1.  Financial Statements.........................................3


                      Unaudited Financial Statements...........................3


         Item 2.  Management's Discussion And Analysis and
                      Plan of Operation.......................................10

                      Forward-looking Information.............................10

                      Overview................................................10


                      Plan of Operation.......................................10


                      Obligations and Future Capital Requirements.............14

         Item 3.  Controls and Procedures.....................................15

PART II - OTHER INFORMATION...................................................15

         Item 6.  Exhibits and Reports on Form 8-K............................15

INDEX TO EXHIBITS.............................................................17


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                        March 31,    December 31,
                                                           2003         2002
                                                            $             $
                                                                      (Audited)
                                   A S S E T S
CURRENT ASSETS
Cash and cash equivalents                                 444,266        83,516
Amounts receivable                                         19,581          --
                                                       ----------    ----------

                                                          463,847        83,516

Oil and gas properties                                    856,158          --
                                                       ----------    ----------

                                                        1,320,005        83,516



          L I A B I L I T I E S & S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES

Accounts payable                                          123,185          --
Promissory note                                           415,365          --
                                                       ----------    ----------

                                                          538,550          --
                                                       ----------    ----------


STOCKHOLDERS' EQUITY

Common stock, $0.001 par value
       Authorized - 100,000,000 shares
       Issued and outstanding - 22,047,464 shares
           (2002 - 37,747,464 shares)                      22,048        37,747
Additional paid-in capital                              1,160,635       211,117
(Deficit) accumulated during the development stage       (401,228)     (165,348)

                                                          781,455        83,516
                                                       ----------    ----------

                                                        1,320,005        83,516
                                                       ==========    ==========


   The accompanying notes are an integral part of these financial statements.


                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Cumulative
                                     From February
                                        15, 2000       Three Months    Three Months
                                     (Inception) to       Ended            Ended
                                     March 31, 2003   March 31, 2003   March 31, 2002
                                           $                $                $


EXPENSES

General and administrative                401,228          235,880            2,634

NET (LOSS) FOR THE PERIOD                (401,228)        (235,880)          (2,634)
                                      ===========      ===========      ===========

NET (LOSS) PER COMMON SHARE - BASIC
      AND DILUTED                     ($     0.02)     ($     0.01)     ($    0.000)
                                      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING
      - BASIC AND DILUTED              19,817,693       24,496,350       33,000,000
                                      ===========      ===========      ===========





   The accompanying notes are an integral part of these financial statements.


                                      AMERICAN OIL & GAS, INC.
                                     (formerly DrGoodTeeth.Com)
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                          Cumulative
                                                         From February
                                                           15, 2000       Three Months    Three Months
                                                        (Inception) to       Ended            Ended
                                                        March 31, 2003   March 31, 2003   March 31, 2002
                                                               $                $                $
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) for the period                                   (401,228)       (235,880)         (2,634)
Adjustments to reconcile net (loss) to
     net cash (used) by operating activities
      Stock issued for services                              143,864            --              --
Changes in assets and liabilities                               --
      Increase in amounts receivable                         (19,581)        (19,581)           --
      Increase in accounts payable                           123,185         123,185            --
                                                          ----------      ----------      ----------

Net cash (used) by operating activities                     (153,760)       (132,276)         (2,634)
                                                          ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITY

Additions to oil and gas properties                         (440,793)       (440,793)           --
                                                          ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITY

Proceeds from sale of common stock                         1,105,000       1,000,000            --
Share issue costs                                            (66,181)        (66,181)           --
                                                          ----------      ----------      ----------
                                                           1,038,819         933,819            --
                                                          ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                        444,266         360,750          (2,634)

CASH AND CASH EQUIVALENTS
      - BEGINNING OF PERIOD                                     --            83,516          88,919
                                                          ----------      ----------      ----------

CASH AND CASH EQUIVALENTS
      - END OF PERIOD                                        444,266         444,266          86,285
                                                          ==========      ==========      ==========


SUPPLEMENTAL DISCLOSURES

      Cash paid for interest                                    --              --              --
                                                          ==========      ==========      ==========

      Cash paid for income taxes                                --              --              --
                                                          ==========      ==========      ==========

      Shares issued for services                             143,864            --              --
                                                          ==========      ==========      ==========

      Promissory note issued for oil and gas properties      415,365         415,365            --
                                                          ==========      ==========      ==========


           The accompanying notes are an integral part of these financial statements.

                                                5

                            AMERICAN OIL & GAS, INC.
                           (formerly DrGoodTeeth.Com)
                          (A Development Stage Company)
                                   (Unaudited)

The accompanying interim financial statements of American Oil & Gas, Inc. (the "Company) are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.


The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB/A1 as of December 31, 2002.


Nature of Business

The Company was incorporated under the laws of the State of Nevada, as DrGoodTeeth.Com for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, the Company effected a name change from DrGoodTeeth.Com to American Oil & Gas, Inc.

On February 18, 2003, the Company completed an agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming. Prior to the acquisition the Company had no operations. With the purchase of the oil and gas prospects, the Company is now an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS) No. 7. The Company is an exploration stage oil and gas company and, as of March 31, 2003, has not earned any production revenue, nor found proved resources on any of its properties. The Company's principal activities have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas property acquisitions.

The Company's fiscal year end is December 31.

Significant Accounting Policies

The following accounting policies have been adopted by the Company relating to the acquisition of oil and gas properties.

OIL AND GAS PROPERTIES

Capitalized Costs
-----------------

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

Ceiling Test
------------

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

RECENT ACCOUNTING PRONOUNCEMENTS


     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the current accounting of such mineral rights as part of crude oil and natural gas properties is appropriate under the full cost method of accounting. However, there is an alternative view that reclassification of mineral rights to intangible assets may be necessary. If a reclassification of contractual mineral rights acquired subsequent to July 1, 2001 from oil and gas properties to long term intangible assets is required, then the reclassified amount as of March 31, 2003 would be approximately $856,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.


In December 2002, the Financial Accounting Standards Board ("FASB) approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003, on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.


In November 2002, the FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. FIN 45 does not currently have an impact on our financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003. FIN 46 does not currently have an impact on our financial position or results of operations.


Oil & Gas Properties

On January 17, 2003, the Company entered into a purchase and sale agreement (the "Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("Finn"). On closing of the Agreement on February 18, 2003, the Company acquired an undivided fifty percent (50%) working interest in and to the following undeveloped leases:

     i) Approximately 18,000 gross unproven and undeveloped acres in a coalbed methane prospect (the "Bear Creek Prospect") in Carbon County, Montana;

     ii) Approximately 22,000 gross unproven and undeveloped acres in a multi-zone oil and gas prospect (the "Krejci Prospect") in Niobrara County, Wyoming; and

     iii) certain coal bed methane (the "CBM") unproven and undeveloped leases in the Powder River Basin in North Eastern Wyoming.


     The purchase price for the oil and gas interests was $815,365, of which $400,000 was paid on closing and the remaining $415,365, which was evidenced by a promissory note and secured by a mortgage, was paid on April 28, 2003.


     The Company has agreed to purchase, from Tower and Finn, a one hundred percent (100%) working interest in up to 10 wells that are drilled or are scheduled to be drilled in the West Recluse project. This project is located in Sections 3, 5 and 12 of Township 55 North, Range 74 West in Campbell County, Wyoming. The Company is obligated to pay an amount equal to the lesser of $900,000 or 107.5% of the actual out of pocket amount actually expended by the Sellers in connection with the all lease related costs and all costs associated with the drilling, completing, equipping and connecting the wells. The Company obligation does not occur until the wells are connected to sales lines and are producing, which occurred during the third calendar quarter of 2003.

     The principals of Tower and Finn are also shareholders of the Company. In addition, the President of Tower was appointed a director, CEO and the President of the Company subsequent to the closing of the Agreement.


Common Stock

Effective January 17, 2003, the Company conducted a forward stock split of its issued and outstanding common stock on a 8.25 new for 1 old basis. The stock split did not vary the par value of the common stock or the number of shares authorized for issuance. All stock figures have been restated to reflect the stock split.


Effective January 17, 2003, 16,500,000 shares of common stock were returned to the Company for cancellation. No consideration was paid for the return of the shares to be cancelled.

During the three months ended March 31, 2003, a total of 800,000 shares of stock were sold pursuant to stock subscription agreements for $1.25 per share for total proceeds of $1,000,000. The Company paid $60,000 commission and $6,181 legal costs relating to the stock financing. Subsequent to March 31, 2003, the Company sold a further 1,064,000 shares of common stock for $1.25 per share for total proceeds of $1,330,000. The Company also paid a commission of $79,800.


Related Party Transactions


During the three months ended March 31, 2003, the Company acquired from Tower and Finn, in a transaction negotiated at arms length, an undivided fifty percent (50%) working interest in and to certain oil and gas leases in the Powder River Basin of Wyoming and the Big Horn Basin of Montana (see above "Oil and Gas Properties"). Subsequent to the acquisition of the oil and gas leases, Mr. Patrick D. O'Brien, President of Tower, was appointed Chief Executive Officer, President and a Director of the Company. Mr. O'Brien continues to serve as President of Tower and currently serves as CEO and a Director of the Company, spending approximately equal amounts of time on each entity.


During the three months ended March 31, 2003, the Company paid $20,000 for professional and management services provided by an officer of the Company. In addition, the Company has recorded $23,691 of travel and related expenses incurred by certain directors and officers of the Company. As of March 31, 2003, $22,701 is unpaid and is included in accounts payable.

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


     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview


     Our operations for the first quarter of 2003 and throughout 2002 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded on January 17, 2003, when we executed a Purchase and Sale Agreement to acquire an undivided fifty percent (50%) working interest in and to Tower Colombia Corporation and North Finn, LLC's undeveloped oil and gas leases (see above "Oil and Gas Properties"). After raising approximately $1 million through the private sale of our Common Stock, we closed on the acquisition of these leases on February 18, 2003. The purchase price for the above interests was $815,365. We paid $400,000 at closing and the remaining $415,365, which was evidenced by a promissory note and secured by a mortgage, was paid on April 28, 2003 and the mortgage was released.

     As a result of the acquisition, our business now revolves around the exploration, production and sale of coal bed methane gas in Montana and Wyoming, and oil and gas in Wyoming. We have not yet realized any revenues, but have drilled seven (7) wells and commenced gas production from four of these wells during our third quarter of 2003.

Plan of Operation

     During the next 12 months, we expect to pursue oil and gas operations on our identified Montana and Wyoming projects, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We do not intend to operate the drilling of oil and gas wells, but expect to participate as an outside working interest owner, sharing risk and rewards with other working interest participants. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although there is no assurance additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

     We expect to be able to fund a minimum amount of our ongoing operations for the next 12 months by combining our current cash position with operating cash flow from our coalbed methane property in Campbell County, Wyoming (see "West Recluse, Glasgow and Bill Coalbed Methane Project"). It is anticipated that the drilling of oil and gas wells will require additional, and possibly substantial, capital expenditures. In the event our identified oil and gas projects are successful, and depending on the level of success in these projects, we anticipate spending as much as $7.0 million for capital expenditures relating to exploration and development of our projects during the next 12 months. We expect to drill up to ten gross and net wells in our West Recluse coalbed methane project, at a cost estimated to be approximately $900,000. We expect to participate at our 50% working interest in 16 gross (eight net) coalbed methane wells in our Glasgow project. These 16 wells are expected to cost approximately $600,000, net to our interest. We also expect to participate at our 50% working interest in the drilling of two gross (one net well) at our Krejci oil project. These two wells are expected to cost approximately $600,000 net to our interest. If the two Krejci wells are successful, we expect to participate, at our 50% working interest in the drilling of up to 16 additional wells over the next 12 months, at an approximate net cost of $4.8 million.

     We will need to raise additional funds to cover these capital expenditures. These funds may come from cash flow, equity or debt financing, from the sale of interests in our properties or through joint ventures with outside industry participants, although there is no assurance continued funding will be available.

     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

     Our future financial results continue to depend primarily on (1) our ability to discover and develop commercial quantities of hydrocarbons; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. There can be no assurance that we will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

     The following is a summary of the current status of our notable oil and gas projects:

West Recluse, Glasgow, and Bill Coalbed Methane Prospects (Powder River Basin,
WY)

     Our strategy includes establishing an early source of operating cash flow. To this end, we have a coalbed methane acreage inventory in the Powder River Basin, much of which can be quickly drilled and brought into production. This acreage is divided into a Northern area and a Southern area.

     The Northern Area is called the West Recluse Prospect. This acreage is in an active production area and has economic potential for production from three separate coal seams. The first coal, the Canyon Coal, is approximately 40 feet thick and occurs at about 500 feet deep. A second coal, The Cook Coal, is also approximately 40 feet thick and occurs at about 700 feet deep. The third major producing coal is the Wall Coal. With approximately 30 feet of thickness at a depth of about 900 feet, this coal is in the early dewatering stages of development and is just starting to produce gas. The area has good production infrastructure with county roads and electric power crossing the lease and gas pipelines and compression facilities in offset locations.

     A total of seven wells (100% owned by American) have been drilled at our West Recluse Area, with four of those wells being connected through sales lines. Effective July 9th, 2003, we began selling natural gas and generating our first revenue from these four wells. We expect the remaining three wells will be connected and will begin producing revenues during our fourth calendar quarter of 2003. A total of 47 more wells could be drilled on this acreage where we own a 50% interest with our partners Tower and Finn. We may participate in this drilling at our 50% working interest or we and our partners Tower and North Finn may farmout this acreage and retain a carried working interest in the remaining wells.

     The Southern Area consists of the Glasgow and Bill Prospects and will have two prospective coals, the Upper and Lower Wyodak. The Upper Wyodak Coal is 500 feet deep and 35 feet thick. The Lower Wyodak Coal is 700 feet deep and is 40 feet thick. Like the Northern area, infrastructure in the Southern area should not be a problem as roads, pipelines, and compression facilities exist adjacent to the company's acreage position. We expect drilling to commence on 16 wells (50% owned by American) here before the end of our calendar year ending December 31, 2003.

Bear Creek Coal Bed Methane Prospect (Big Horn Basin, MT)

     We own a 50% working interest in this approximately 18,000 acre (approximately 9,000 acres net to American) coalbed methane prospect in Carbon County Montana (Northern Big Horn Basin). The prospect contains nine different coalbeds with total net thickness ranging from 30 to 130 feet. Other highlights of this prospect are high quality gas composition, water quality that may allow surface discharge, and market potential for the gas with five pipelines and end users in the vicinity.

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

Krejci Oil Project (Powder River Basin, WY)

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

     West Rozel was not put on production in 1981 due to high costs associated with offshore development and heavy oil. We believe that new drilling and production technologies developed over the last twenty years and improved economic incentives could combine to make development of this significant resource possible. We do not intend to undertake activity on this project without significant outside industry participation. Because the target area is beneath the Great Salt Lake, we may encounter greater resistance from environmental groups and permitting authorities than in other areas, which could result in higher costs.

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

     No upfront seismic, acreage, or prospect fees were incurred. By drilling a well on each of the three prospects before October 31, 2003, we and our partners will earn 100% ownership of these wells until payout occurs. At payout, the party granting the farmout will have the right to convert their 0.10% over-riding royalty interest into a 50% working interest in the three wells. We will have a 25% working interest in any subsequent wells drilled on this 22,300 acre prospect. Drilling operations commenced during the third quarter of calendar 2003.

Results Of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A1 for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three month period ended March 31, 2003 as compared to that period in 2002. A meaningful comparison of the two periods cannot be achieved as we were not pursuing the exploration, development, extraction and sale of oil and gas in Montana and Wyoming during the first quarter of 2002 versus our current focus.

     We had no revenue or income for the quarter ended March 31, 2003 and no revenue for the first quarter in 2002. Our operating loss increased to $235,880 for the quarter ended March 31, 2003 as compared to $2,634 for the first quarter in 2002. The increase in our operating loss is primarily attributable to general and administrative expenses, which increased from $2,634 for the first quarter in 2002 to $235,880 for the quarter ended March 31, 2003. General and administrative expenses included a variety of one-time, nonrecurring expenses related to our reorganization (see above "Nature of Business" and "Item 2 - Overview") as well as the equity financing efforts (see above "Common Stock") including legal expenses of approximately $72,000, consulting fees of approximately $62,000, travel and related expenses of approximately $81,000 and general office related expenses of approximately $21,000.


     Obligations and Future Capital Requirements


     The Company has agreed to purchase, from Tower and Finn, a one hundred percent (100%) working interest in up to 10 wells that are drilled or are scheduled to be drilled in the West Recluse project. This project is located in Sections 3, 5 and 12 of Township 55 North, Range 74 West in Campbell County, Wyoming. The Company is obligated to pay amount equal to the lesser of $900,000 or 107.5% of the actual out of pocket amount actually expended by Tower and Finn in connection with the all lease related costs and all costs associated with the drilling, completing, equipping and connecting the wells. The Company's obligation does not occur until the wells are connected to sales lines and are producing, which occurred during the third calendar quarter of 2003.

     Since January 1, 2003, we have raised a total of $2,330,000 through a private placement of our common stock. We intend to utilize the proceeds raised from our private placement to support our current and proposed business operations in Montana and Wyoming. Because we have very little overhead, we believe that our current cash position will be sufficient to satisfy our operating needs until we can operate with cash flow. We commenced gas production in July 2003. Although, we believe we possess sufficient capital to finance our operations, we expect to seek additional financings of equity and/or debt to facilitate the pursuit of our oil and gas projects.

     The Company entered into an employment agreement with one of its directors, who was also its president at the time of execution, which provided for the payment of $5,000 per month in exchange for consulting and professional services, including, but not limited to, facilitating daily managerial tasks, overseeing and coordinating state and federal corporate and securities filings, and managing the Company's investor relations. This agreement was mutually terminated by the parties effective on June 30, 2003.


Item 3. Controls and Procedures

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2003 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.


                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(1) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-QSB, which is incorporated herein by reference.

(2) A Form 8-K was filed on February 3, 2003 disclosing the 8.25-for-1 forward stock split and the Company's name change.

(3) A Form 8-K was filed on March 5, 2003 regarding the Company's acquisition of assets pursuant to the January 17, 2003 Purchase and Sale Agreement with Tower and North Finn.

(4) A Form 8-K was filed on May 5, 2003 disclosing the required financial statements and the pro forma financial information associated with the Company's acquisition of assets disclosed in the previous Form 8-K filed on March 5, 2003.

(5) A Form 8-K was filed on May 8, 2003 disclosing equity financing raised by the Company since January 2003 in the amount of $2,080,000 through the sale of shares of Common Stock.

(6) A Form 8-K was filed on May 13, 2003 disclosing the dismissal of Clyde Bailey, P.C. as the Company's independent auditor and the appointment of Wheeler Wasoff, P.C. as the Company's independent auditor for the fiscal year ended December 31, 2003. This Form 8-K was amended by the Company on May 19, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November, 2003.


                                           American Oil & Gas, Inc.


                                           /s/ Patrick D. O'Brien
                                            ----------------------
                                           Patrick O'Brien, Chairman and CEO



                                           American Oil & Gas, Inc.


                                           /s/ Andrew P. Calerich
                                           ----------------------
                                           Andrew P. Calerich, President and CFO

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the commission and are incorporated herein by reference.

EXHIBIT NO.      PAGE NO.         DESCRIPTION
-----------      --------         -----------
31.1             18               302 Certification of Chief Executive Officer
31.2             19               302 Certification of Chief Financial Officer
32.1             20               906 Certification of Chief Executive Officer
32.2             21               906 Certification of Chief Financial Officer