Form 10QSB/A
period 2003-06-30
AMERICAN OIL & GAS INC
filed 2003-11-19
CIK 1120916

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549



                                 FORM 10-QSB/A1




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________



                           Commission File No. 0-31547


                            AMERICAN OIL & GAS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                       88-0451554
            ------                                       ----------
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

1050 17th Street, Suite 710, Denver, CO                     80265
---------------------------------------                     -----
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (303) 595-0125



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No___


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


     The number of shares outstanding of each of the issuer's classes of common equity as of November 18, 2003 is as follows:

          $.001 Par Value Common Stock                24,376,202


     Transitional Small Business Disclosure Format (Check One) Yes [ ] No [ X ]

                            AMERICAN OIL & GAS, INC.
                                   FORM 10-QSB
                                      INDEX





PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements................................................3

           Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002 ...3

           Statements of Operations - Three Months and Six Months Ended
           June 30, 2002 and June 30, 2003 and Cumulative Amounts
           From Inception Through June 30, 2003 (Unaudited)....................4

           Statements of Cash Flows - Six Months Ended June 30, 2002
           and June 30, 2003 and Cumulative Amounts
           From Inception Through June 30, 2003 (Unaudited)....................5

           Notes to Financial Statements.......................................6

           Summary of Significant Accounting Policies..........................6

  Item 2.  Management's Plan of Operation and Discussion and Analysis of
           Financial Condition and Results of Operations......................10

  Item 3. Controls and Procedures.............................................15

PART II. OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds..........................15

  Item 4.  Submission of Matters to a Vote of Security Holders................15

  Item 6.  Exhibits and Reports on Form 8-K...................................16

  Signatures..................................................................16

  Index to Exhibits...........................................................17


                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                            AMERICAN OIL & GAS, INC.
                          (formerly Dr. GoodTeeth.Com)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS
                                                           6/30/03       12/31/02
                                                         (UNAUDITED)
CURRENT ASSETS
   Cash                                                  $ 1,066,719    $    83,516
   Receivables                                                 9,116           --
                                                         -----------    -----------
      Total Current Assets                                 1,075,835         83,516


PROPERTY AND EQUIPMENT, at cost
  Undeveloped oil and gas properties                       1,166,943           --
                                                         -----------    -----------
                                                         $ 2,242,778    $    83,516
                                                         ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $   352,587    $      --
                                                         -----------    -----------
      Total Current Liabilities                              352,587           --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
            Authorized 100,000,000 shares
            Issued and outstanding - 23,111,464 shares

            at 6/30/03 and 37,747,464 at 12/31/02             23,111         37,747
   Additional paid-in capital                              2,409,732        211,117
   (Deficit) accumulated during the development stage       (542,652)      (165,348)
                                                         -----------    -----------
                                                           1,890,191         83,516
                                                         -----------    -----------
                                                         $ 2,242,778    $    83,516
                                                         ===========    ===========


                                         AMERICAN OIL & GAS, INC.
                                       (formerly Dr. GoodTeeth.Com)
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                   Three            Three           Six             Six       Cumulative from
                                   Months           Months         Months          Months        Inception
                                   Ended            Ended          Ended           Ended          Through
                                  6/30/03          6/30/02        6/30/03         6/30/02         6/30/03

REVENUES                        $       --      $       --      $       --      $       --      $       --
                                ------------    ------------    ------------    ------------    ------------


OPERATING EXPENSES

   General and administrative        141,424             661         377,304           3,245         542,652
                                ------------    ------------    ------------    ------------    ------------


                                ------------    ------------    ------------    ------------    ------------
NET (LOSS)                      $   (141,424)   $       (661)   $   (377,304)   $     (3,245)   $   (542,652)
                                ============    ============    ============    ============    ============


NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED        $      (0.01)   $      (0.00)   $      (0.02)   $      (0.00)   $      (0.02)
                                ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         22,744,519      33,000,000      23,702,337      33,000,000      31,686,911
                                ============    ============    ============    ============    ============








                               AMERICAN OIL & GAS, INC.
                             (formerly Dr. GoodTeeth.Com)
                             (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                       Cumulative Amounts
                                                                         from Inception
                                                6/30/03        6/30/02   Through 6/30/03
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                   $  (377,304)   $    (3,245)   $  (542,652)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
    Stock issued for services                                                  143,864
Changes in assets and liabilities
   (Increase) decrease in receivables             (9,116)                       (9,116)
   (Decrease) increase in accounts payable        50,197                        50,197
                                             -----------    -----------    -----------
Net cash (used) by operating activities         (336,223)        (3,245)      (357,707)
                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for oil and gas properties         (864,553)          --         (864,553)
                                             -----------    -----------    -----------
Net cash (used) in investing activities         (864,553)          --         (864,553)
                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common stock          2,330,000           --        2,435,000
   Cash paid for offering costs                 (146,021)          --         (146,021)
                                             -----------    -----------    -----------

Net cash provided by financing activities      2,183,979           --        2,288,979
                                             -----------    -----------    -----------

                                             -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH               (3,101,620)        (3,245)     1,066,719
CASH, BEGINNING OF PERIODS                        83,516         88,869           --
                                             -----------    -----------    -----------
CASH, END OF PERIODS                         $ 1,066,719    $    85,624    $ 1,066,719
                                             ===========    ===========    ===========


                                          7

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


     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB/A1 for the year ended December 31, 2002.


Nature of  Business

     The Company was incorporated under the laws of the State of Nevada, as DrGoodTeeth.Com for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, the Company effected a name change from DrGoodTeeth.Com to American Oil & Gas, Inc.


     On February 18, 2003, the Company completed an agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming (see below "Oil and Gas Properties"). Prior to the acquisition the Company had not had operations for some time. With the purchase of the oil and gas prospects, the Company is now an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is an exploration stage oil and gas company and, as of June 30, 2003, has not earned any production revenue, nor found proved resources on any of its properties. The Company's principal activities have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas property acquisitions.


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


SHARE BASED COMPENSATION

     In October 1995, SFAS No. 123 "Accounting for Stock Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock options or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB) Opinion No.
25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the current accounting of such mineral rights as part of crude oil and natural gas properties is appropriate under the full cost method of accounting. However, there is an alternative view that reclassification of mineral rights to intangible assets may be necessary. If a reclassification of contractual mineral rights acquired subsequent to July 1, 2001 from oil and gas properties to long term intangible assets is required, then the reclassified amount as of September 30, 2003 would be approximately $865,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

     On January 1, 2003, we adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently assessing the impact of this statement and, at this time, cannot reasonably estimate the effect of the adoption of SFAS No. 143 on our financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy, and will include the disclosures as required under FAS 148.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003, on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.

     In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's operations or financial position.

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


Oil & Gas Properties

     On January 17, 2003, the Company entered into a purchase and sale agreement (the "Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("Finn"). On closing of the Agreement on February 18, 2003, the Company acquired an undivided fifty percent (50%) working interest in and to the following undeveloped leases:


     i) Approximately 18,000 gross (approximately 9,000 net to American) unproven and undeveloped acres in a coalbed methane prospect (the "Bear Creek Prospect") in Carbon County, Montana;

     ii) Approximately 22,000 gross (approximately 11,000 net) unproven and undeveloped acres in a multi-zone oil and gas prospect (the "Krejci Prospect") in Niobrara County, Wyoming; and

     iii) certain unproven and undeveloped coal bed methane (the "CBM") leases in the Powder River Basin in North Eastern Wyoming.

     The purchase price for the oil and gas interests was $815,365, of which $400,000 was paid on closing and the remaining $415,365, which was evidenced by a promissory note and secured by a mortgage, was paid on April 28, 2003.


     The Company has also agreed to purchase 100% of Tower and Finn's working interest in up to ten coal bed methane wells that have been drilled or are scheduled to be drilled, when the wells are drilled and connected to sales lines. The agreement provides that the Company pay the lesser of 107.5% of the actual cost of drilling, completing and connecting the wells, or $90,000 per well. Subsequent to June 30, 2003, four of these wells have been drilled and connected to sales lines and three of the wells have been drilled, but are awaiting connection to sales lines. We have reflected an accrual in these financial statements for approximately $302,000 associated with the costs to drill and complete the four producing wells.


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


ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview


     Our operations throughout 2002 and into the first quarter of 2003 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded on January 17, 2003, when we executed a Purchase and Sale Agreement to acquire an undivided fifty percent (50%) working interest in and to Tower Colombia Corporation's and North Finn, LLC's undeveloped oil and gas leases (see above "Oil and Gas Properties"). After raising approximately $1 million through sale of our Common Stock at a price of $1.25 per common share pursuant to Rule 506 of the Securities Act of 1933, we closed on the acquisition of these leases on February 18, 2003. The purchase price for the above interests was $815,365. We paid $400,000 at closing and the remaining $415,365, which was evidenced by a promissory note and secured by a mortgage, was paid on April 28, 2003 and the mortgage was released.

     As a result of the acquisition, our business now revolves around the exploration, production and sale of oil and natural gas, primarily in Montana and Wyoming. As of June 30, 2003, we had not yet realized any revenues from the sale of oil or natural gas. During our second quarter ended June 30, 2003, a total of seven wells were drilled in the Powder River Basin of Wyoming. Subsequent to June 30, 2003, four of these wells have been connected to sales lines and effective July 9, 2003, we began to generate our first revenues from the sale of hydrocarbons. The remaining three wells are expected to be connected during the fourth quarter of 2003.

Plan of Operation


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


     West Rozel was not put on production in 1981 due to high costs associated with offshore development and heavy oil. We believe that new drilling and production technologies developed over the last twenty years and improved economic incentives could combine to make development of this significant resource possible. We do not intend to undertake activity on this project without significant outside industry participation and continue to research the optimum developmental procedure for this project. Because the target area is beneath the Great Salt Lake, we may encounter greater resistance from environmental groups and permitting authorities then in other areas, which could result in higher costs.


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

Big Sky Project, Richland County, Montana

     Subsequent to June 30, 2003 we signed an agreement to participate for a 20% interest in the Big Sky Project in Richland County, Montana. The project, operated by Slawson Exploration Company in Denver, is a horizontal drilling program targeting the Mississippian Bakken Formation. For the past two years, this has been the most active play in the Williston Basin. Since mid-2000, over 40 horizontal wells have been drilled in this area with no dry holes.

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

     We had no revenue or income for the quarter or six months ended June 30, 2003 or 2002. Our operating loss increased to $141,424 and $377,304 for the quarter and six months ended June 30, 2003, respectively, as compared to $661 and $3,254 for the quarter and six months ended June 30, 2002, respectively. The increase in our operating loss is attributable exclusively to increased general and administrative expenses. General and administrative expenses incurred during the quarter and six months ended June 30, 2003 included a variety of one-time, nonrecurring expenses related to our reorganization (please see above "Nature of Business" and "Item 2 - Overview") as well as equity financing efforts (please see above "Common Stock"). For the quarter and six months ended June 30, 2003, these costs include legal fees of approximately $ 28,000 and $100,000, respectively, travel costs of approximately $20,000 and $86,000, respectively, and consulting fees of approximately $55,000 and $117,000, respectively. We expect that cash paid for general and administrative costs will be approximately $120,000 per quarter for the remainder of calendar 2003.


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

     At June 30, 2003, we had a working capital amount of approximately $724,000. Our current cash position is expected to satisfy our general operating needs going forward, although we intend to continue financing efforts to support our current and proposed oil and gas operations. We had no outstanding long-term debt at June 30, 2003 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production.

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


     It is anticipated that the drilling of oil and gas wells will require additional, and possibly substantial, capital expenditures. In the event our identified oil and gas projects are successful, and depending on the level of success in these projects, we may spend as much as $11.0 million for capital expenditures relating to exploration and development of our projects through June 30, 2004. Depending on available capital, we could incur the following costs: approximately $1.2 million to participate in the drilling of 17 gross (12 net) wells in our Powder River Basin coalbed methane project, approximately $1.6 million to participate in additional drilling in our Big Sky Project in Richland County, Montana, approximately $600,000 for our share of drilling two initial gross wells (one net well) in our Krejci oil project in the Powder River Basin of Montana. If the initial drilling in the Krejci project is successful, we anticipate participating in up to 48 gross (24 net) development wells at a net cost to our interest of approximately $7.2 million. We will need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties although there is no assurance continued funding will be available.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures and of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



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


Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders at the annual meeting of stockholders which was held on June 27, 2003:

     The stockholders voted to re-elect Patrick D. O'Brien, Alan Gelfand, Dr. R.M. Bustin, Kendell Tholstrom, Joseph Merback and M.S. ("Moni") Minhas to continue as directors of the Company. A total of 15,381,018 votes were represented with respect to this matter, with voting on each specific nominee as follows:

                                                                      BROKER
                                FOR         AGAINST      WITHHELD    NON-VOTES
                                ---         -------      --------    ---------
   Patrick D. O'Brien       15,374,218       1,300         5,500         -
      Alan Gelfand          15,370,518       5,000         5,500         -
     Dr. R.M. Bustin        15,374,218       1,300         5,500         -
    Kendell Tholstrom       15,374,218       1,300         5,500         -
     Joseph Merback         15,373,218       2,300         5,500         -
   M.S. (Moni) Minhas       15,370,218       3,300         7,500         -

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

       Signatures                        Title                       Date
       ----------                        -----                       ----



/s/ Patrick D. O'Brien          Chief Executive Officer        November 19, 2003
----------------------          and Chairman Of The Board
Patrick D. O'Brien



/s/ Andrew P. Calerich          President and Chief            November 19, 2003
----------------------          Financial Officer
Andrew P. Calerich

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