Form 10QSB
period 2003-09-30
AMERICAN OIL & GAS INC
filed 2003-11-19
CIK 1120916

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------     --------------


                           Commission File No. 0-31547


                            AMERICAN OIL & GAS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                88-0451554
----------------------------                                  -----------------
  (State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                               Identification No.)

  1050 17th Street, Suite 710, Denver, CO                          80265
-----------------------------------------                          --------
 (Address of principal executive offices)                         (Zip Code)


        Registrant's telephone number, including area code (303) 595-0125
                                                           --------------

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     The total shares of $.001 Par Value Common Stock outstanding at November 18, 2003 was 24,376,202


     Transitional Small Business Disclosure Format (Check One) Yes [ ] No [ X ]

                            AMERICAN OIL & GAS, INC.
                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements.................................     3

                  Balance Sheets - September 30, 2003 (Unaudited)
                  and December 31, 2002 ...............................     3

                  Statements of Operations - Three Months and
                  Nine Months Ended September 30, 2002 and
                  September 30, 2003 and Cumulative Amounts
                  From Inception Through September 30, 2003
                 (Unaudited)...........................................     4

                  Statements of Cash Flows - Nine Months Ended
                  September 30, 2002 and September 30, 2003
                  and Cumulative Amounts From Inception Through
                  September 30, 2003 (Unaudited).......................     5

                  Notes to Financial Statements........................     6

                  Summary of Significant Accounting Policies...........     6

         Item 2.  Management's Plan of Operation and Discussion
                  and Analysis of Financial Condition and
                  Results of Operations................................     10

         Item 3. Controls and Procedures...............................     16

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds;
                  Recent Sales of Unregistered Securities..............     16

         Item 6.  Exhibits and Reports on Form 8-K.....................     16

         Signatures....................................................     17

         Index to Exhibits.............................................     18

                                                 PART I
ITEM 1. FINANCIAL STATEMENTS

                                         AMERICAN OIL & GAS, INC.
                                      (formerly Dr. GoodTeeth.Com)
                                      (A Development Stage Company)
                                             BALANCE SHEETS
                                                                       9/30/03               12/31/02
                                                                     (UNAUDITED)
                                                ASSETS
CURRENT ASSETS
   Cash                                                              $ 1,450,202            $    83,516
   Receivables                                                            29,853                   --
   Advances and prepaids                                                   7,899                   --
                                                                     -----------            -----------
      Total Current Assets                                             1,487,954                 83,516

PROPERTY AND EQUIPMENT
   Office equipment                                                        1,716
   Producing oil and gas properties                                      376,498
  Undeveloped oil and gas properties                                   1,333,239                   --
                                                                     -----------            -----------
       Total property and equipment                                    1,711,453                   --
   Less-accumulated depreciation, depletion and amortization              (8,096)
                                                                     -----------            -----------
       Net property and equipment                                      1,703,357                   --

   Other assets                                                            6,492                   --
                                                                     -----------            -----------
                                                                     $ 3,197,803            $    83,516
                                                                     ===========            ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $   296,273            $      --
   Preferred dividends payable                                             5,137                   --
                                                                     -----------            -----------
      Total current liabilities                                          301,410                   --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A preferred stock, $.001 par value,
      authorized 175,000 shares
            Issued and outstanding - 67,000 shares at 9/30/03
             and 0 shares at 12/31/02                                         67                   --
   Common stock, $.001 par value, authorized 100,000,000 shares
            Issued and outstanding - 24,275,964 shares at 9/30/03
            and 37,747,464 shares at 12/31/02                             24,276                 37,747
   Additional paid-in capital                                          4,110,351                211,117
   Deferred compensation expense                                        (494,375)                  --
   (Deficit) accumulated during the development stage                   (743,926)              (165,348)
                                                                     -----------            -----------
                                                                       2,896,393                 83,516
                                                                     -----------            -----------
                                                                     $ 3,197,803            $    83,516
                                                                     ===========            ===========





                                                        AMERICAN OIL & GAS, INC.
                                                     (formerly Dr. GoodTeeth.Com)
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------
                                                           Three          Three            Nine          Nine      Cumulative from
                                                           Months         Months           Months        Months        Inception
                                                           Ended          Ended            Ended         Ended          Through
                                                          9/30/03        9/30/02          9/30/03       9/30/02          9/30/03

REVENUES

Oil and gas sales                                      $     29,853    $       --      $     29,853    $       --      $     29,853
                                                       ------------    ------------    ------------    ------------    ------------


OPERATING EXPENSES
   Lease operating                                           12,995            --            12,995            --            12,995

   General and administrative                               210,036           1,077         587,340           4,231         752,688
   Depletion, depreciation and amortization                   8,096            --             8,096            --             8,096
                                                       ------------    ------------    ------------    ------------    ------------
                                                            231,127           1,077         608,431           4,231         773,779


NET (LOSS)                                                 (201,274)         (1,077)       (578,578)         (4,231)       (743,926)

    Less dividends on preferred stock                         5,137            --             5,137            --             5,137
                                                       ------------    ------------    ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS                      $   (206,411)   $     (1,077)   $   (583,715)   $     (4,231)   $   (749,063)

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                               $      (0.01)   $      (0.00)   $      (0.02)   $      (0.00)   $      (0.02)
                                                       ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -BASIC AND DILUTED             23,631,344      33,000,000      23,678,413      33,000,000      31,126,736
                                                       ============    ============    ============    ============    ============


                                                                      4








                                               AMERICAN OIL & GAS, INC.
                                            (formerly Dr. GoodTeeth.Com)
                                            (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                    Cumulative Amounts
                                                                                                      from Inception
                                                                9/30/03              9/30/02         Through 9/30/03
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                   $  (578,578)         $    (4,321)         $  (743,926)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
    Stock issued for services                                     70,625                 --                214,489
     Depletion, depreciation and amortization                      8,096                 --                  8,096
Changes in assets and liabilities
   (Increase) decrease in receivables                            (29,853)                --                (29,853)
   (Increase in other assets                                      (6,492)                --                 (6,492)
   (Increase) in advances and prepaids                            (7,899)                --                 (7,899)

    Increase in A/P and accrued liabilities                       22,067                 --                 22,067
                                                             -----------          -----------          -----------
Net cash (used) by operating activities                         (522,034)              (4,321)            (543,518)
                                                             -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for office equipment                                (1,716)                --                 (1,716)
   Cash paid for oil and gas properties                       (1,435,531)                --             (1,435,531)
                                                             -----------          -----------          -----------
Net cash (used) in investing activities                       (1,437,247)                --             (1,437,247)
                                                             -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common and preferred stock            3,598,875                 --              3,703,875
   Cash paid for offering costs                                 (272,908)                --               (272,908)
                                                             -----------          -----------          -----------

Net cash provided by financing activities                      3,325,967                 --              3,430,967
                                                             -----------          -----------          -----------

                                                             -----------          -----------          -----------
NET (DECREASE) INCREASE IN CASH                                1,366,686               (4,321)           1,450,202

CASH, BEGINNING OF PERIODS                                        83,516               88,868                 --
                                                             -----------          -----------          -----------
CASH, END OF PERIODS                                         $ 1,450,202          $    85,547          $ 1,450,202
                                                             ===========          ===========          ===========


                                                          5

                            AMERICAN OIL & GAS, INC.
                          (formerly Dr. GoodTeeth.Com)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003

     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the operating results for the entire year.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB/A1 filed with the SEC on November 19, 2003 for the year ended December 31, 2002.

Nature of  Business

     The Company was incorporated under the laws of the State of Nevada as DrGoodTeeth.Com for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, the Company effected a name change from DrGoodTeeth.Com to American Oil & Gas, Inc.

     On February 18, 2003, the Company completed an agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming. Prior to the acquisition the Company had not had operations for some time. With the purchase of the oil and gas prospects, the Company is now an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States and is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. The Company's principal activities since January 1, 2003 have been raising capital through the sale of its securities and identifying and evaluating potential oil and gas property acquisitions. During the quarter ended September 30, 2003, the Company commenced its first production and recorded its first revenues from oil and gas properties.

     The Company's fiscal year end is December 31.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30, 2003, there were no cash equivalents.

     OIL AND GAS PROPERTIES - The Company follows the full cost method of accounting for oil and gas operations. Under this method all costs related to the exploration for and development of oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells.

Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

     DEPLETION, DEPRECIATION AND AMORTIZATION - Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil.

     CEILING TEST - In applying the full cost method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings.

     REVENUE RECOGNITION - The Company will recognize oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells.

     IMPAIRMENT - The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the current accounting of such mineral rights as part of crude oil and natural gas properties is appropriate under the full cost method of accounting. However, there is an alternative view that reclassification of mineral rights to intangible assets may be necessary. If a reclassification of contractual mineral rights from oil and gas properties to long term intangible assets is required, then the reclassified amount as of September 30, 2003 would be approximately $1,016,000. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

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

     In December 2002, the Financial Accounting Standards Board approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy, and will include the disclosures as required under FAS 148.

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

     In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's operations or financial position.

     In November 2002, the FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. FIN 45 does not currently have an impact on our financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003. FIN 46 does not currently have an impact on our financial position or results of operations.

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

Oil and Gas Properties

     On January 17, 2003, the Company entered into a purchase and sale agreement (the "Agreement") with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("Finn"). On closing of the Agreement on February 18, 2003, the Company acquired an undivided fifty percent (50%) working interest in and to the following undeveloped leases:

     i) Approximately 18,000 gross (approximately 9,000 net to the Company) unproven and undeveloped acres in a coalbed methane prospect (the "Bear Creek Prospect") in Carbon County, Montana;

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

     The Company has also agreed to purchase 100% of Tower and Finn's working interest in up to ten coal bed methane wells that have been drilled or are scheduled to be drilled, when the wells are drilled and connected to sales lines. The agreement provides that the Company pay the lesser of 107.5% of the actual cost of drilling, completing and connecting the wells, or $90,000 per well. During the quarter ended September 30, 2003, four wells have been drilled and connected to sales lines and we have paid total drilling and completion costs of approximately $316,000 associated with these four wells. Subsequent to September 30, 2003, three additional wells have been connected to sales lines. We have accrued, and during our fourth calendar quarter of 2003, we expect to pay, approximately $240,000 in drilling and completion costs associated with these three wells.

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

     Through June 30, 2003, a total of 1,864,000 shares of stock were sold pursuant to Rule 506 under the Securities Act of 1933 for $1.25 per share for total gross proceeds of $2,330,000. The Company paid $139,800 in commissions and $6,181 in legal costs relating to the stock financing.

     During the quarter ended September 30, 2003, a total of $498,375 (approximately $442,000 net of fees and expenses) was received from eleven (11) investors through the sale of 664,500 common shares at 75 cents per common share.

     These private placements were made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. The shares were sold without a general solicitation pursuant to limited offering exemptions under state securities laws, and were issued with a legend restricting resale.

Preferred Stock

     During the quarter ended September 30, 2003, a total of $770,500 in gross proceeds (approximately $692,000 net of fees and expenses) was received from two accredited investors through the sale of 67,000 preferred shares. The preferred shares will automatically convert at an equivalent rate of $1.15 per common share into 670,000 common shares in two years, or earlier at the discretion of the holders of the preferred shares. These proceeds are to be used for drilling costs in the Company's Krejci oil project, located in the southern portion of the Powder River Basin of Wyoming. The holders of the preferred shares will receive a net profits interest of 20% in the actual net wells drilled with these net proceeds. While the preferred shares are outstanding, the Company will pay the greater of the actual amount generated by the net profits interest or the amount required to provide the holders of the preferred shares an annualized return of eight percent for two years.

     This private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. The shares were sold without a general solicitation pursuant to limited offering exemptions under state securities laws, and were issued with a legend restricting resale.

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

     During the first quarter of 2003, the Company acquired from Tower and Finn, in an arms-length transaction, an undivided fifty percent (50%) working interest in and to certain oil and gas leases in the Powder River Basin of Wyoming and the Big Horn Basin of Montana (see above "Oil & Gas Properties"). Subsequent to the acquisition of the oil and gas leases, Mr. Patrick D. O'Brien, President of Tower, was appointed Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. O'Brien continues to serve as President of Tower and currently serves as CEO and a Chairman of the Company, spending approximately equal amounts of time on each entity.




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

Overview

     Our operations throughout 2002 and into the first quarter of 2003 consisted of searching for a viable merger or acquisition candidate. This search successfully concluded on January 17, 2003, when we executed a Purchase and Sale Agreement to acquire an undivided fifty percent (50%) working interest in and to Tower Colombia Corporation's and North Finn, LLC's undeveloped oil and gas leases. The purchase price for the above interests was $815,365. We paid $400,000 at the closing on February 18, 2003, and the remaining $415,365 was paid on April 28, 2003.

     As a result of the acquisition, our business now revolves around the exploration, production and sale of oil and natural gas, primarily in Montana and Wyoming. On July 9, 2003, we commenced initial production from four wells drilled in our West Recluse area, Powder River Basin, Wyoming, coalbed methane project and recorded our first revenues from oil and gas properties. Subsequent to September 30, 2003, three additional wells drilled in this project have been connected to sales lines.

     The following is a summary of the current status of our notable oil and gas exploration/development projects:

West Recluse, Glasgow, and Bill Coalbed Methane Projects (Powder River Basin,
WY)

     We control a 50% working interest in approximately 4,400 gross (2,200 net to our interest) acres in the Powder River Basin of Wyoming. This acreage is divided into a Northern area and a Southern area.

     The Northern Area is called the West Recluse Prospect. This acreage is in an active production area and has economic potential for production from three separate coal seams. The first coal, the Canyon Coal, is approximately 40 feet thick and occurs at about 500 feet deep. A second coal, the Cook Coal, is also approximately 40 feet thick and occurs at about 700 feet deep. The third major producing coal is the Wall Coal. With approximately 30 feet of thickness at a depth of about 900 feet, this coal is in the early dewatering stages of development and is just starting to produce gas. The area has good production infrastructure with county roads and electric power crossing the lease and gas pipelines and compression facilities nearby.

     A total of seven wells (100% owned by the Company) have been drilled at our West Recluse Area. As of September 30, 2003, four of those wells have been connected to sales lines and we are selling natural gas and generating our first revenue from these four wells. Subsequent to September 30, 2003, the remaining three wells have been connected to sales lines. A total of 47 more wells could be drilled on this acreage, where we own a 50% working interest with our partners Tower and North Finn.

     The Southern Area consists of the Glasgow and Bill Prospects and will have two prospective coals, the Upper and Lower Wyodak. The Upper Wyodak Coal is 500 feet deep and 35 feet thick. The Lower Wyodak Coal is 700 feet deep and is 40 feet thick. Like the Northern area, infrastructure in the Southern area should not be a problem as roads, pipelines, and compression facilities exist close to the Company's acreage position.

     We, along with Tower and North Finn, are currently evaluating our continued involvement in these coalbed methane projects and are considering three options: moving forward with additional drilling, farming out our interest and retaining a carried working interest in the remaining wells, or selling our producing wells and acreage to a third party for cash. Our decision will be based on the balance between our ability to devote available capital to drilling additional wells and the amount of proceeds we could expect to receive from a potential sale.

Bear Creek Coal Bed Methane Prospect (Big Horn Basin, MT)

     We own a 50% working interest in this approximately 18,000 acre (approximately 9,000 acres net to American) coalbed methane prospect in Carbon County Montana (Northern Big Horn Basin). The prospect contains nine different coalbeds with total net thickness ranging from 30 to 130 feet. Other highlights of this prospect are high quality gas composition, water quality that may allow surface discharge, and market potential for the gas.

     Published and other data, including coal gas desorption values as high as 670 SCF/ton, indicate the presence of a significant CBM resource. The pioneering attempt to develop the resource by one company in the early 1990's ended prematurely due to a contentious legal battle in 1992 when a district county court in Montana ruled that the company that drilled initial wells here did not own rights to the methane in the coals. That company saw this lower court decision overturned by the Supreme Court of Montana three years later.

     Despite the 1995 reversal, that company, having already spent several hundred thousand dollars on legal expenses, was reluctant to risk additional funds until a similar case (Amoco Production Co. v. Southern Ute Indian Tribe) was settled in the US Supreme Court. By the time the US Supreme Court issued its June 1999 decision in favor of Amoco (and that company) the original oil and gas lease had expired. We feel the Bear Creek prospect area was incompletely and inadequately evaluated because of these legal problems. The legal impediments as to title have been removed and we intend to pursue oil and gas operations in this project. Depending on our available capital, we, along with Tower and North Finn, may pursue oil and gas operations by drilling initial wells ourselves, selling down our interests for cash and/or a carried working interest or by farming out our acreage.


Krejci Oil Project (Powder River Basin, WY)

     We own a 50% working interest in a Mowry Oil Shale project located in and around the Krejci Field, which is near the prolific Lance Creek oil field in the southeastern portion of the Powder River Basin. Currently, our acreage position consists of approximately 22,000 gross (approximately 11,000 net to American) acres.

     The US Energy Department has assayed the oil content of the Mowry Shale to be 17 gallons per ton. This puts the oil content in the Mowry in this area at 94 million barrels per square mile. The amount of recoverable oil will depend on the natural fracturing that has occurred in the area and the effectiveness of advanced drilling and stimulation techniques. Our acreage position is located on the Southeastern edge of the Powder River Basin near the Lance Creek (basin-bounding) thrust fault. This fault shifts in strike from north-south to east-west in the prospect area, causing the area to be greatly stressed and highly fractured. In addition, a brittle and clean siliceous sandstone lies stratigraphically in the center of the Mowry Shale.

     Mowry oil production was established on the Prospect in the Krejci Field in the early 1960s when three wells drilled to the lower Dakota formation were completed in the Mowry after excellent oil shows were noted during drilling. These three wells, in which we have no interest, produced commercial quantities of oil without the benefit of modern stimulation techniques. We believe that by employing modern drilling and completion techniques, production rates and ultimate recovery could be improved.

     Commercial production from the Mowry has been established in another fractured area of the Powder River Basin. The ARCO Fee #1 well in the Dillinger Ranch area has produced 125,000 barrels of oil and 115 mmcf of gas from the Mowry formation. This area appears to be fractured, but does not have the sandstone present within the Mowry. The fracturing mechanism (out of basin faulting) and a sandstone, which are both present in the Krejci area, make this an excellent choice for seeking to establish commercial production from the Mowry Shale.

     We, along with Tower and North Finn, continue to perform technical analysis to determine the appropriate drilling and completion techniques that will provide us with the most likely opportunity for success in this area. We may elect to participate in initial drilling here at our 50% working interest or we may joint venture with an industry participant by selling down our interest in a portion of our acreage in return for initial drilling activity.

West Rozel, Box Elder County, Utah

     We, along with our partners Tower and North Finn, were the successful bidders on two leases in the May 2003 State of Utah lease sale. The two leases located in Box Elder County total 5,120 gross acres and completely cover a large accumulation of heavy oil at a depth of about 2,250 feet. We have a 50% interest in these two leases.

     The West Rozel field was discovered by Amoco as a result of an extensive exploration program conducted over the Great Salt Lake from mid-1978 to early 1981. The seismically defined structure at West Rozel is a complexly faulted anticline about three miles long and over a mile wide. The reservoir is Pliocene basalt with an oil column up to 290 feet in thickness. All three test wells drilled on the structure encountered oil pay.

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

West Salt Creek Area, Natrona County, Wyoming

     We and our partners Tower and North Finn, have signed a Farmout Agreement to earn a 50% working interest (25% to our interet) in three prospects located near the West Salt Creek Area in Natrona County, Wyoming, for the purpose of developing oil and gas reserves from naturally fractured reservoirs in the Niobrara Formation at a depth of approximately 2,500 feet.

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

     No upfront seismic, acreage, or prospect fees were incurred. By drilling a well on each of the three prospects, we and our partners will earn 100% ownership of these wells until payout occurs. At payout, the party granting the farmout will have the right to convert their 0.10% over-riding royalty interest into a 50% working interest in the three wells. We will have a 25% working interest in all subsequent wells drilled on this 22,300 acre prospect. During the quarter ended September 30, 2003, we participated in the drilling one of the prospects at our 50% working interest. This well was not successful and we incurred approximately $23,000 for our share of drilling costs. We expect to drill a second prospect in this project before the end of our first quarter ending March 31, 2004. Depending on the results of drilling the second prospect, we may or may not drill the third prospect.

Big Sky Project, Richland County, Montana

     In August 2003, we signed an agreement to participate for a 20% interest in the Big Sky Project in Richland County, Montana. The project, operated by Slawson Exploration Company in Denver, is a horizontal drilling program targeting the Mississippian Bakken Formation. For the past two years, this has been the most active play in the Williston Basin. Since mid-2000, over 50 horizontal wells have been drilled in this area with no dry holes.

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

     We believe that we entered this play at a high point on the learning curve. The active operators have modified their drilling, completion, and stimulation programs based on experience over the past two and a half years. In addition, Slawson has an established track record with horizontal drilling, having drilled 20 wells in the Bakken reservoir in North Dakota in the early 1990's.

     The Bakken oil is sweet, high gravity crude (42 degrees API), with long-life production. Many wells are expected to produce for upwards of 40 years.

     We purchased a 20% share of approximately 12,000 net acres. Assuming that no additional land is acquired, this current acreage position could provide 19 net locations to our group (3.75 net locations to the Company). This acreage holding is comprised of seven 100% controlled 640 acre sections and representation of varying levels in 44 additional 640 acre sections.

     During the quarter ended September 30, 2003, we participated with a 1.25% working interest in the successful drilling and completion of the Williams #34X-14 horizontal well, drilled on a 1,280 acre spacing unit and operated by Headington Oil, LP. We expect to participate in drilling approximately seven gross wells (0.24 net wells) over the next 12 months.


Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A1 for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. A meaningful comparison of the quarter and nine month periods ended September 30, 2003 and 2002 cannot be achieved as we were not pursuing the exploration, development, production and sale of oil and gas during the quarter and nine months ended September 30, 2002.

     We recorded losses of $201,274 (one cent per common share) and $578,578 (two cents per common share) for the quarter and nine months ended September 30, 2003, respectively.

     We recorded $29,853 in revenues from the sale of 9,129 mcf of natural gas for the quarter and six months ended September 30, 2003 for an average net price of $3.27 per mcf. Lease operating expenses for these periods were $12,995, so that net income from oil and gas operations was $16,858.

     During the quarter and nine months ended September 30, 2003, we recorded $210,036 and $587,340, respectively, in general and administrative expenses. The following comprise the majority of costs incurred during the quarter and nine months ended September 30, 2003, and the majority of these amounts are one-time costs related to our reorganization and equity financing efforts:

                                            Quarter           Nine Months
                                             Ended                ended
                                             9/30/03             9/30/03
                                             -------             -------

         Consulting expenses                $ 45,374            $162,566
         Legal fees                           43,192             143,420
         Travel                                2,490              89,172
         Investor relations                   14,155              33,015

     Also included in both the quarter and nine month amounts is a non-cash charge of $70,625 to compensation expense to reflect the pro-rata quarterly value of common stock to be paid to our President and CFO as a component of his employment agreement.

Liquidity and Capital Resources

     During the nine month period ended September 30, 2003, we received a total of $2,330,000 (approximately $2,180,000 net of fees and commissions) through the sale of 1,864,000 shares of Common Stock at $1.25 per share. We received a total of $770,500 in gross proceeds (approximately $692,000 net of fees and expenses) through the sale of 67,000 shares of Preferred Stock at a price of $11.50 per preferred share. To the extent possible, we intend to use the funds received from the sale of Preferred Stock for drilling activities in our Krejci Oil Project (please see above - "Krejci Oil Project). We received a total of $498,375 (approximately $442,000 net of fees and expenses) through the sale of 664,500 shares of Common Stock at 75 cents per share. These private placements were made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933.

     At September 30, 2003, we had a working capital amount of approximately $1,192,000. We expect to require approximately $500,000 to satisfy our general operating needs for the next twelve months. We intend to continue financing efforts to support our current and proposed oil and gas operations, including drilling costs at our Big Sky, Krejci and West Salt Creek projects. We intend to pursue these operations utilizing our own capital, if available, or through joint ventures with outside industry participants which could reduce our initial capital required to pursue these projects.

     We had no outstanding long-term debt at September 30, 2003 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We paid approximately $1,470,000 during the nine months ended September 30, 2003 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.

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




ITEM 3.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART II.
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities

          During the six months ended June 30, 2003, the Company sold, pursuant to Rule 506 under the Securities Act of 1933, 1,864,000 shares of its Common Stock at a price of $1.25 per share to a total of seven (7) accredited investors who were individuals or entities. Net of fees and commissions, the Company received proceeds of approximately $2,184,000. Through September 30, 2003, a total of approximately $1,868,000 of these funds have been expended in the Company's operations.

          During the quarter ended September 30, 2003, the Company sold, pursuant to Rule 506 under the Securities Act of 1933, 664,000 shares of its Common Stock at a price of $.75 (75 cents) per share to a total of eleven (11) accredited investors who were individuals or entities. Net of fees and commissions, the Company received proceeds of approximately $442,000. Through September 30, 2003, the Company has not spent any of the funds received from this private placement.

          During the quarter ended September 30, 2003, the Company sold, pursuant to Rule 506 under the Securities Act of 1933, a total of 67,000 shares of preferred stock at a price of $11.50 per preferred share to two accredited investors. Net of fees and expenses, the Company received approximately $692,000 in net proceeds. The preferred shares will automatically convert at an equivalent rate of $1.15 per common share into 670,000 common shares in two years, or earlier at the discretion of the holders of the preferred shares. These proceeds are to be used for drilling costs in the Company's Krejci oil project, located in the southern portion of the Powder River Basin of Wyoming. Through September 30, 2003, the Company has not spent any of the funds received from this private placement.

Item 5. Other Matters

     In July 2003, the Company entered into an employment agreement with Andrew
P. Calerich, its President and Chief Financial Officer. The three year employment agreement calls for a base salary of $8,000 per month, family health and medical benefits and payment of 500,000 shares of the Company's Common Stock upon continued employment as follows: 250,000 shares shall vest on July 1, 2004 and 250,000 shares shall vest on July 1, 2005. As part of the employment agreement, only that portion of the shares of Common Stock which has a market value equal to the income tax liability realized upon vesting of the shares may be sold before July 1, 2005.

On October 30, 2003, the Board of Directors of the company voted to increase the number of directors by two, and appointed Andrew P. Calerich and Nick DeMare to fill the vacancies.

     On November 17, 2003, Joseph Merback resigned from the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

                           Exhibits required to be attached by Item 601
                  of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-QSB, which is incorporated herein by reference.

     (b) During the quarter ended September 30, 2003, we filed two reports on Form 8-K:

                           A Form 8-K was filed on July 18, 2003 disclosing news
                  releases dated July 15, 2003, which announced the Company's first natural gas sales and the signing of a farmout agreement in Niobrara County Wyoming, and July 17, 2003, which announced that the Company has named Andrew Calerich as its President and CFO.

                           A Form 8-K was filed on August 14, 2003 disclosing a
                  news release dated August 14, 2003, which announced the acquisition of a working interest in an oil and gas project located in Richland County, Montana and provided financial results for the second quarter of calendar year 2003.


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

       Signatures                   Title                            Date
       ----------                   -----                            ----


 /s/ Patrick D.  O'Brien       Chief Executive Officer and     November 19, 2003
------------------------       Chairman of The Board of
Patrick D. O'Brien             Directors



 /s/ Andrew P. Calerich        President, Chief Financial      November 19, 2003
------------------------       Officer and Director
Andrew P. Calerich

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the commission and are incorporated herein by reference.

---------------- --------------------------------------------------------
EXHIBIT NO.                 DESCRIPTION
----------------- --------------------------------------------------------
10 (iv)                     Employment Agreement between the Company and
                            Andrew P. Calerich
---------------- --------------------------------------------------------
31.1                        302 Certification of Chief Executive Officer
---------------- --------------------------------------------------------
31.2                        302 Certification of Chief Financial Officer
---------------- --------------------------------------------------------
32.1                        906 Certification of Chief Executive Officer
---------------- --------------------------------------------------------
32.2                        906 Certification of Chief Financial Officer
---------------- --------------------------------------------------------