Form 10KSB/A
period 2002-12-31
AMERICAN OIL & GAS INC
filed 2004-03-11
CIK 1120916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A2


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



                 1050 17th Street, Suite 1850, Denver, CO 80265
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 991-0173
                                 --------------
                (Issuer's Telephone Number, Including Area Code)



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


     As of March 5, 2004, the registrant had 24,388,702 common shares outstanding, and the aggregate market value of the common shares was approximately $24,145,000. This calculation is based upon the closing sale price on the OTC Electronic Bulletin Board of 99 cents per share on March 5, 2004.

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


ITEM 2.  DESCRIPTION OF PROPERTY



     The Company's office is located at 1050 17th Street, Suite 1850, Denver, Colorado where Tower Energy Corporation has provided nominal office space for the Company to perform its general corporate functions. The Company and Tower are in negotiations with the landlord to expand the existing office space. The rent for the expanded office space has yet to be determined, and negotiations are underway to agree on a monthly rent amount to be paid by the Company to Tower for general corporate office space.


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

Shareholders



     The Company is authorized to issue One Hundred Million (100,000,000) shares of Common Stock. As of March 5, 2004, there were approximately 60 shareholders of record holding and the number of beneficial owners of our common stock was approximately 1,700.



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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS



     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 5, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of 8.25-for-1 of the Company's issued and outstanding common stock which became effective on January 17, 2003. As of March 5, 2004, there were 24,388,702 shares of Common Stock issued and outstanding.




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


(2) Percentages are based upon the total 24,388,702 outstanding shares of Common Stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of March, 2004.


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


Signature                              Title                         Date
---------                              -----                         ----


/s/ Patrick D. O'Brien
----------------------------
Patrick D. O'Brien                Chief Executive Officer        March 10, 2004
                                  and Chairman

/s/ Andrew P. Calerich
----------------------------
Andrew P. Calerich                President and Chief            March 10, 2004
                                  Financial Officer

/s/ Alan Gelfand
----------------------------
Alan Gelfand                      Director                       March 10, 2004

/s/  Dr. R. M. Bustin
----------------------------
Dr. R. M. Bustin                  Treasurer and Director         March 10, 2004

/s/ Kendell Tholstrom
----------------------------
Kendell Tholstrom                 Secretary and Director         March 10, 2004


-----------------------------
M.S. ("Moni") Minhas              Director

                                INDEX TO EXHIBITS

EXHIBIT
NO.                           DESCRIPTION


3(i)       *      Articles of Incorporation of the Company.
                  (Incorporated by reference from the
                  Company's Form 10-SB, file number 000-31547, filed on September 18, 2000.)

3(ii)      *      Bylaws of the Company (as revised on December 12, 2002)
                  (Incorporated by reference from the Company's Form 10-KSB/A, filed on November 18, 2003.)

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

10(iii)    *      Model Form Operating Agreement dated February 18, 2003
                 (Incorporated by reference from the Company's Form 10-KSB/A, filed on November 18, 2003.)

99.1 Certification of Chief Executive Officer of American Oil & Gas, Inc., pursuant to 18 U.S.C. section 1350.

99.2 Certification of Chief Financial Officer of American Oil & Gas, Inc., pursuant to 18 U.S.C. section 1350.



* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                  CERTIFICATION

     I, Patrick D. O'Brien, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB/A2 for the fiscal year ended December 31, 2002 of American Oil & Gas, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 10, 2004
/s/ Patrick D. O'Brien
 ----------------------
Patrick D. O'Brien
Chief Executive Officer

                                  CERTIFICATION

     I, Andrew P. Calerich, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB/A2 for the fiscal year ended December 31, 2002 of American Oil & Gas, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 10, 2004
/s/ Andrew P. Calerich
 ----------------------
Andrew P. Calerich
Chief Financial Officer