Form 10QSB/A
period 2003-03-31
AMERICAN OIL & GAS INC
filed 2004-03-11
CIK 1120916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-QSB/A2



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

                                 Yes [X] No [ ]


The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of March 5, 2004 was 24,388,702.


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


The Company has adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") commencing with the fiscal year ending December 31, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of March 31, 2003, no activity has been performed with respect to our oil and gas properties requiring a future obligation. Therefore, adoption of SFAS No. 143 has no impact on our financial position, results of operations or cash flows at this time. We will reassess and account for the impact of adopting SFAS No. 143 in subsequent periods due to changes in the status of our oil and gas properties.


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


     The Northern Area is called the West Recluse Prospect. This acreage is in an active production area and has economic potential for production from three separate coal seams. The first coal, the Canyon Coal, is approximately 40 feet thick and occurs at about 500 feet deep. A second coal, The Cook Coal, is also approximately 40 feet thick and occurs at about 700 feet deep. The third major producing coal is the Wall Coal. With approximately 30 feet of thickness at a depth of about 900 feet, this coal is in the early dewatering stages of development and is just starting to produce gas. The coal thicknesses and depths identified here are estimates based only on well bore samples, which are very small in size relative to the expanse of the acreage in which they are located. The estimates of coal thicknesses and depths are not always reliable. The area has good production infrastructure with county roads and electric power crossing the lease and gas pipelines and compression facilities in offset locations.

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

Krejci Oil Project (Powder River Basin, WY)


     We own a 50% working interest in a Mowry Oil Shale project located in and around the Krejci Field. Currently, our acreage position consists of approximately 22,000 gross (approximately 11,000 net to American) acres.

     The US Energy Department has assayed the oil content of the Mowry Shale to be 17 gallons per ton. This puts the oil content in the Mowry in this area at an estimated 94 million barrels per square mile. The amount of recoverable oil will depend on the natural fracturing that has occurred in the area and the effectiveness of advanced drilling and stimulation techniques. Our acreage position is located on the Southeastern edge of the Powder River Basin near the Lance Creek (basin-bounding) thrust fault. This fault shifts in strike from north-south to east-west in the prospect area, causing the area to be greatly stressed and potentially fractured. In addition, a brittle and clean siliceous sandstone lies stratigraphically in the center of the Mowry Shale. We believe that the fracturing mechanism (out of basin faulting) and sandstone, which are both present in the Krejci area, make this an excellent choice for seeking to establish commercial production from the Mowry Shale. Nevertheless, it is possible for reservoirs to be fractured only in isolated areas and we are not assured that wells we drill in this area will be productive.

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

     Commercial production from the Mowry has also been established in another area of the Powder River Basin. Located approximately 60 miles north of our Krejci acreage, the ARCO Fee #1 well in the Dillinger Ranch area has produced 125,000 barrels of oil and 115 mmcf of gas from the Mowry formation. Although the ARCO Fee #1 well is an example of potential for commercial production from the Morwy, there is no assurance that the success of this well is indicative of commercial production on our Krejci acreage.


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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March, 2004.


                                           American Oil & Gas, Inc.


                                           /s/ Patrick D. O'Brien
                                            ----------------------
                                           Patrick O'Brien, Chairman and CEO



                                           American Oil & Gas, Inc.


                                           /s/ Andrew P. Calerich
                                           -------------------------------------
                                           Andrew P. Calerich, President and CFO

                                INDEX TO EXHIBITS


EXHIBIT NO.      PAGE NO.         DESCRIPTION
-----------      --------         -----------

99.1             20               906 Certification of Chief Executive Officer
99.2             21               906 Certification of Chief Financial Officer

                                  CERTIFICATION

     I, Patrick D. O'Brien, certify that:

     1. I have reviewed this Quarterly Report on From 10-QSB/A2 for the quarter ended March 31, 2003 of American Oil & Gas, Inc.

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

Date: March 10, 2004
/s/ Patrick D. O'Brien
 ----------------------
Patrick D. O'Brien
Chief Executive Officer

                                  CERTIFICATION

     I, Andrew P. Calerich, certify that:

     1. I have reviewed this Quarterly Report on From 10-QSB/A2 for the quarter ended March 31, 2003 of American Oil & Gas, Inc.

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