Form 10QSB/A
period 2003-06-30
AMERICAN OIL & GAS INC
filed 2004-03-11
CIK 1120916

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549



                                 FORM 10-QSB/A2



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________



                           Commission File No. 0-31547


                            AMERICAN OIL & GAS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                       88-0451554
            ------                                       ----------
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

1050 17th Street, Suite 1850, Denver, CO                    80265
----------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (303) 991-0173



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of each of the issuer's classes of common equity as of March 5, 2004 is as follows:


          $.001 Par Value Common Stock                24,388,702


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


     The Company has adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") commencing with the fiscal year ending December 31, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Subsequent to June 30, 2003, during the quarter ended September 30, 2003 we completed four coal bed methane wells, which at that time are our only assets to which SFAS No. 143 would apply. As the Company does not have sufficient production history to determine the remaining productive live of these wells, we cannot yet reasonably estimate the effect of the adoption of SFAS No. 143 on our financial position, results of operations or cash flows at this time.


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

Krejci Oil Project (Powder River Basin, WY)


     We own a 50% working interest in the Mowry Oil Shale project located in and around the Krejci Field. Currently, our acreage position consists of approximately 22,000 gross (approximately 11,000 net to American) acres.

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

     Commercial production from the Mowry has been established in another area of the Powder River Basin. Located approximately 60 miles north of our Krejci acreage, the ARCO Fee #1 well in the Dillinger Ranch area has produced 125,000 barrels or oil and 115 mmcf of gas from the Mowry formation. Although the ARCO Fee #1 well is an example of potential for commercial production from the Mowry, there is no assurance that the success of this well is indicative of commercial production on our Krejci acreage.

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


     We believe that we are getting into the play at a high point on the learning curve. The active operators have modified their drilling, completion, and stimulation programs based on experience over the past two and a half years. In addition, Slawson has an established track record with horizontal drilling, having drilled 20 horizontal wells in the Bakken reservoir in North Dakota in the early 1990's.

     Of these 20 wells drilled, one resulted in a dry hole, one well was not completed and 18 wells were producers. These 18 productive horizontal wells have produced cumulative production of approximately 2.4 million barrels of oil equivalents, and nine of the wells are still producing. In addition, Slawson's drilling supervisor who was responsible for drilling the North Dakota wells will be the drilling supervisor responsible for drilling the Slawson operated wells in this current Montana project.


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

       Signatures                        Title                       Date
       ----------                        -----                       ----



/s/ Patrick D. O'Brien          Chief Executive Officer          March 10, 2004
----------------------          and Chairman Of The Board
Patrick D. O'Brien



/s/ Andrew P. Calerich          President and Chief              March 10, 2004
----------------------          Financial Officer
Andrew P. Calerich

                                INDEX TO EXHIBITS


EXHIBIT NO.       PAGE NO.         DESCRIPTION
-----------       --------         -----------

99.1              20               906 Certification of Chief Executive Officer
99.2              21               906 Certification of Chief Financial Officer

                                  CERTIFICATION

     I, Patrick D. O'Brien, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB/A2 for the quarter ended June 30, 2003 of American Oil & Gas, Inc.

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

Date: March 10, 2004
 /s/ Patrick D. O'Brien
Patrick D. O'Brien
Chief Executive Officer

                                  CERTIFICATION

     I, Andrew P. Calerich, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB/A2 for the quarter ended June 30, 2003 of American Oil & Gas, Inc.

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

Date:  March 10, 2004
/s/ Andrew P. Calerich
Andrew P. Calerich
Chief Financial Officer