Form 10QSB/A
period 2003-09-30
AMERICAN OIL & GAS INC
filed 2004-03-11
CIK 1120916

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


                           Commission File No. 0-31547


                            AMERICAN OIL & GAS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                88-0451554
----------------------------                                  -----------------
  (State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                               Identification No.)


  1050 17th Street, Suite 1850, Denver, CO                          80265
------------------------------------------                         --------
 (Address of principal executive offices)                         (Zip Code)


        Registrant's telephone number, including area code (303) 991-0173
                                                           --------------


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:


     The total shares of $.001 Par Value Common Stock outstanding at March 5, 2004 was 24,388,702



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

     The Company has adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") commencing with the fiscal year ending December 31, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Subsequent to June 30, 2003, during the quarter ended September 30, 2003 we completed four coal bed methane wells, which, at this time, are our only assets to which SFAS No. 143 would apply. As we do not have sufficient production history to determine the remaining productive life of these wells, we cannot yet reasonably estimate the effect of the adoption of SFAS No. 143 on our financial position, results of operations or cash flows at this time.


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


     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended by FIN 46-6, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after December 15, 2003. FIN 46 does not currently have an impact on our financial position or results of operations.


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


     The Northern Area is called the West Recluse Prospect. This acreage is in an active production area and has economic potential for production from three separate coal seams. The first coal, the Canyon Coal, is approximately 40 feet thick and occurs at about 500 feet deep. A second coal, the Cook Coal, is also approximately 40 feet thick and occurs at about 700 feet deep. The third major producing coal is the Wall Coal. With approximately 30 feet of thickness at a depth of about 900 feet, this coal is in the early dewatering stages of development and is just starting to produce gas. The coal thicknesses and depths identified here are estimates based only on well bore samples, which are very small in size relative to the expanse of the acreage in which they are located. The estimates of coal thicknesses and depths are not always reliable.The area has good production infrastructure with county roads and electric power crossing the lease and gas pipelines and compression facilities nearby.


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

       Signatures                   Title                            Date
       ----------                   -----                            ----


 /s/ Patrick D.  O'Brien       Chief Executive Officer and       March 10, 2004
------------------------       Chairman of The Board of
Patrick D. O'Brien             Directors



 /s/ Andrew P. Calerich        President, Chief Financial        March 10, 2004
------------------------       Officer and Director
Andrew P. Calerich

                                INDEX TO EXHIBITS

Exhibits marked with an asterisk have been filed previously with the commission and are incorporated herein by reference.

---------------- --------------------------------------------------------
EXHIBIT NO.                 DESCRIPTION
----------------- --------------------------------------------------------
10 (iv)*                    Employment Agreement between the Company and
                            Andrew P. Calerich
---------------- --------------------------------------------------------
31.1                        302 Certification of Chief Executive Officer
---------------- --------------------------------------------------------
31.2                        302 Certification of Chief Financial Officer
---------------- --------------------------------------------------------
32.1                        906 Certification of Chief Executive Officer
---------------- --------------------------------------------------------
32.2                        906 Certification of Chief Financial Officer
---------------- --------------------------------------------------------

*  Previously filed
                                       18