Form 10KSB
period 2003-12-31
AMERICAN OIL & GAS INC
filed 2004-04-14
CIK 1120916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                           Commission File No. 0-31547

                            AMERICAN OIL & GAS, INC.
                 (Name of small business issuer in its charter)

           Nevada                                                88-0451554
-----------------------------                                  --------------
  (State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                              Identification No.)

  1050 17th Street, Suite 1850, Denver, CO                          80265
-------------------------------------------                       --------
 (Address of principal executive offices)                        (Zip Code)

          Issuer's telephone number, including area code (303) 991-0173
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                                      ----
                               Title of each class

           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 Par Value Common Stock
                          ----------------------------
                                 Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $97,892.

At April 13, 2004, 25,926,202 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 21,760,726 common shares of the registrant held by nonaffiliates on that date (based upon the mean of the closing bid and asked price on the OTC Bulletin Board) was $19,584,653.

*Without assuming that any of the issuer's directors or executive officers is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Description of Business....................................     4

Item 2.       Description of Properties..................................    11

Item 3.       Legal Proceedings..........................................    16

Item 4.       Submission of Matters to a Vote of Security Holders........    16

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters ..    17

Item 6.       Management's Discussion and Analysis of Financial
              Condition or Plan of Operation.............................    18

Item 7.       Financial Statements.......................................    24

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................    24

Item 8A.      Controls and Procedures....................................    24

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........    25

Item 10.      Executive Compensation.....................................    28

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............    28

Item 12.      Certain Relationships and Related Transactions.............    30

Item 13.      Exhibits and Reports on Form 8-K...........................    30

Item 14.      Principal Accountant Fees and Services.....................    31

Signatures    ...........................................................    32

ITEM 1.  DESCRIPTION OF BUSINESS

     References in this report to "the Company," "we," "us" or "our" are intended to refer to American Oil & Gas, Inc. This report contains numerous "forward-looking statements" that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These include, without limitation, statements relating to future drilling and completion of wells, well operations, production, prices, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:

     o Failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,
     o    Incorporate estimates of required capital expenditures,
     o Increase in the cost of drilling, completion and gas collection or other costs of production and operations,
     o    An inability to meet growth projections, and
     o Other risk factors set forth under "Risk Factors" in this annual report. In addition, the words "believe", "may", "could", "when", "estimate", "continue", "anticipate", "intend", "expect", and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements.

     These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed below under the section entitled "Risk Factors" in this annual report. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

     We are an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States. During 2003, we acquired undeveloped oil and gas prospects and participated in initial drilling operations in certain of our projects in Montana and Wyoming. Prior to these acquisitions, we had not had operations for some time.

     We were incorporated on February 15, 2000, as DrGoodTeeth.com, to engage in the business of operating an online dental resource website. After attempting to operate the business for over two years, our founders were unsuccessful in generating a going concern. They had approached all the dental supply companies in Thailand but were unsuccessful in securing any sponsors or advertisers and were unable to generate adequate traffic to the DrGoodTeeth.com website. As a result of a continued lack of profitability in operating the online dental resource website and because the previous officers and directors no longer had the time to devote full effort to the business of the Company, we changed our operational focus in January 2003 to oil and gas exploration and production.

     On January 17, 2003, in anticipation of acquiring oil and gas interests and in an effort to more accurately reflect the expected change in our operational focus, we changed our name from DrGoodTeeth.com to American Oil & Gas, Inc. Accordingly, our stock symbol was changed from "DRGT" to the current symbol "AOGI."

Developments Since December 31, 2002

     During the first quarter 2003, we purchased oil and gas leasehold interests in and to approximately 22,200 net unproven and undeveloped acres in Montana and Wyoming, from Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("North Finn"). We paid $815,365 for a fifty percent (50%) ownership share of Tower and North Finn's leasehold interests in the Krejci Prospect, located in Niobrara County, Wyoming, the Bear Creek Prospect located in Carbon County, Montana and in certain coal bed methane leases located in the Powder River Basin of Wyoming. Each of these projects comprised only unproved and undeveloped mineral leases. (For more information on our Krejci Prospect, our Bear Creek Prospect and our coal bed methane leases located in the Powder River Basin of Wyoming, please see "Item 2. Description of Property".)

     In conjunction with the transaction with Tower and North Finn, a Participation Agreement was executed on January 17, 2003 whereby Tower and North Finn, and the principals of each, agreed to provide us with the right to participate, on an equal basis (50% for us and 50% for them), in (i) any financing transaction regarding an oil and/or gas exploration and production asset, or (ii) acquisition or disposition of oil and/or gas exploration and production assets that becomes available to any of them. The agreement expires February 18, 2005. The principals of Tower and North Finn have also agreed to provide us with oil and gas operational and technical expertise.

     In August 2003, we signed an agreement, to participate in the Big Sky Project in Richland County, Montana. The project is a horizontal drilling program targeting the Mississippian Bakken Formation. In September 2003, we participated with a 1.25% working interest in the drilling of our first well in the Big Sky Project. This well, the Williams 34X-14, was successfully completed on September 30, 2003, and through December 31, 2003, has produced a cumulative total of 64,414 barrels of oil and 17,422 mcf of gas. In January 2004, we participated with a 1.25% working interest in the Frasca 34X-14 well, which is the second well drilled in our Big Sky Project. This well was successfully completed on February 19, 2004. (For more information on our Big Sky Project, please see "Item 2. Description of Property".)

     In March of 2004, we sold one-third of our interest in the undeveloped Big Sky Project acreage, in the Williams 34X-14 well and in the Frasca 34X-14 well for cash of approximately $326,000.

     In July 2003, we purchased all of Tower's and North Finn's working interest and paid for our share of drilling costs in four wells that were drilled in the West Recluse Powder River Basin coal bed methane project located in Campbell County, Wyoming. The wells commenced production on July 9, 2003 (For more information on our West Recluse Project, please see "Item 2. Description of Property".)

     During 2003, we participated with Tower and North Finn in the drilling of two exploration wells at our West Salt Creek project, located in Natrona County, Wyoming. These wells were unsuccessful, and we do not expect to pursue additional oil and gas operations in this project. (For more information on our West Salt Creek project, please see "Item 2. Description of Property".)

         During fiscal year ended December 31, 2003 and the first quarter ended March 31, 2004, we completed the following financing transactions:

     o In June 2003, we completed a private placement of 1,864,000 shares of our common stock at a price of $1.25 per share. Net of fees and commissions, we received net proceeds of approximately $2,185,000.

     o In October 2003, we completed a private placement of 664,500 shares of our common stock at a price of $0.75 per share. Net of fees and commissions, we received net proceeds of approximately $442,000.

     o Also in October 2003, we completed a private placement of 67,000 shares of our convertible preferred stock at a price of $11.50 per share. Each share of our convertible preferred stock is convertible to 10 shares of our common stock. Net of fees and commissions, we received net proceeds of approximately $692,000.

     o In March 2004, we completed a private placement of 1,525,000 units at a price of $1.00 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at $1.00 per share until August 31, 2004. We did not pay any fees or commissions associated with this financing.

For more information on our financing transactions, please see "Item 5. Market for Common Equity and Related Stockholder Matters".

Competition

     We operate in the highly competitive oil and gas areas of acquisition and exploration, areas in which other competing companies have substantially larger financial resources, operations, staffs and facilities. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Proved Reserves

     As of December 31, 2003, our future cash flows from oil and gas operations have been estimated by Ryder Scott Company Petroleum Consultants, an independent petroleum engineering firm, to be $4,113,335. Ryder Scott has estimated the present value of these future cash flows, discounted at ten percent to be $2,839,143, and our proved oil and gas reserves are estimated to be 70,923 barrels of oil and 1,527,000 mcf of gas. At December 31, 2002, we had no proved oil or gas reserves.

Customers

     During fiscal year 2003, we had two major customers: Enserco Energy, Inc. and Link Energy Limited Partnership. Sales to these customers accounted for 71% and 18%, respectively, of oil and gas sales in 2003. Because we have the option to change purchasers on our properties if conditions so warrant, we do not believe we are dependent on a single customer.

RISK FACTORS

     In evaluating our Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. In addition, the "Forward-Looking Statements" located in this Form 10-KSB describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We depend on a strategic relationship.

     We are highly dependent on the personnel at Tower Energy Corporation, based in Denver, Colorado, and the personnel at North Finn LLC, based in Casper, Wyoming, for our oil and gas operational and technical expertise. We do not employ any personnel with oil and gas operational or technical expertise. The loss of the relationships with Tower or with North Finn could have a material adverse effect on us.

We cannot predict the future price of oil and natural gas.

     Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil and natural gas, which can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. In addition, sales of oil and natural gas historically have been seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond our control.

We could be adversely impacted by changes in the oil and gas market.

     The marketability of our oil and gas production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production. The availability of markets is beyond our control.

We may be unable to find additional reserves.

     Our revenues depend on whether we acquire or find additional reserves. Unless we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Our planned exploration and development projects may not result in significant additional reserves. We may be unable to drill productive wells at low reserve replacement costs.

Oil and gas operations are inherently risky.

     The nature of the oil and gas business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blow-outs, and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. We maintain insurance against some, but not all, of these risks. Management believes that the level of insurance against these risks is reasonable and is in accordance with customary industry practices. The occurrence of a significant event, however, that is not fully insured could have a material adverse effect on our financial position and results of operations.

We are subject to extensive government regulations.

     Our business is affected by numerous federal, state and local laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. These include, but are not limited to:

          o    the prevention of waste,

          o    the discharge of materials into the environment,

          o the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations,

          o    the spacing of wells, and

          o    the unitization and pooling of properties.

     We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

     Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

New government regulation and environmental risks could increase our costs.

     Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with applicable environmental and other government laws and regulations, we may incur significant costs for compliance in the future.

Our prices may be impacted adversely by new taxes.

     The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell. In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur. We cannot predict whether any of these measures would have an adverse impact on oil and natural gas prices.

We may have substantial funding requirements.

     In order to continue to fully fund our oil and gas exploration and development plans, we anticipate that we will need additional funding. We anticipate that a portion of the additional capital may be received from future production from our oil and gas properties, although there is no assurance that we will continue to produce gas and oil in quantities sufficient to pay our expenses or that we will discover or acquire additional oil and gas in productive quantities. We may need to raise additional funds through the sale of equity or debt, although there is no assurance that we will be able to obtain any additional funding through these means.

ENVIRONMENTAL MATTERS

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

EMPLOYEES

          We currently have one employee, Andrew P. Calerich, our President and CFO. Our operations are directed by Mr. Calerich and by Patrick D. O'Brien, our CEO and Chairman of the Board. Mr. O'Brien continues to serve as President of Tower Colombia Corporation as well as CEO and Chairman of the Company, spending approximately equal amounts of time on each entity. Mr. O'Brien is not considered an employee and is not currently taking a salary or any other form of compensation in his role as CEO.

          We have a strategic alliance with privately held Tower and North Finn, whereby principals of Tower (including Mr. O'Brien) and North Finn provide us continuing oil and gas operational and technical expertise. No compensation has been paid during 2003 for these services, and there is no agreement for specific future compensation.

ITEM 2.  DESCRIPTION OF PROPERTY

OIL AND GAS ASSETS

     The following is a description and current status of our specific oil and gas projects:

Big Sky Project, Richland County, Montana

     In August 2003, we purchased a 20% share of approximately 12,000 net leasehold acres in the Big Sky Project in Richland County, Montana. In March 2004, we sold one-third of our interest for approximately $336,000 in cash. The project is a horizontal drilling program targeting the Mississippian Bakken Formation. The Bakken Formation underlies most of the deeper portion of the Williston Basin in Montana and North Dakota. While the Bakken is recognized as the primary source of oil produced from overlying conventional Mississippian reservoirs, it is also known as an oil reservoir in its own right. Specifically, the Bakken has yielded 30 million barrels of oil from the old upper shale play in Billings, McKenzie and Golden Valley Counties, North Dakota, and already, an additional 3.5 million barrels of oil from the current middle siltstone play in Richland County, Montana. The North Dakota play succeeded or failed on the presence or lack of natural fractures in a poor matrix reservoir. The Richland County play has a significant advantage in that it has a primary dolomitic siltstone reservoir with modest porosity and permeability.

     We expect this project to be capital intensive over the next three years. We expect to participate in the drilling of nine gross wells (a total of approximately 0.7 net wells, or seven-tenths of a well, net to our interest) through December 2004 with working interests ranging from 0.83 percent to 13.3 percent. We anticipate that total capital required for our working interest in these nine wells will be approximately $1.6 million. Including the nine wells to be drilled during 2004, we anticipate participating in a total of 52 gross (approximately 2.5 net wells) over the next three years.


Krejci Oil Project (Powder River Basin, Wyoming)

     We own a 50% working interest in a Mowry Oil Shale project located in and around the Krejci Field. Currently, our acreage position consists of approximately 38,100 gross (approximately 18,800 net) leasehold acres.

     The U.S. Energy Department has assayed the oil content of the Mowry Shale to be 17 gallons per ton. We estimate the oil content in the Mowry in this area could be 94 million barrels per square mile. The amount of recoverable oil will depend on the natural fracturing that has occurred in the area and the effectiveness of advanced drilling and stimulation techniques. Our acreage position is located on the Southeastern edge of the Powder River Basin near the Lance Creek (basin-bounding) thrust fault. This fault shifts in strike from north-south to east-west in the prospect area, causing the area to be greatly stressed and potentially fractured. In addition, a brittle and clean siliceous sandstone lies stratigraphically in the center of the Mowry Shale. We believe that the fracturing mechanism (out of basin faulting) and sandstone, which are both present in the Krejci area, make this an excellent choice for seeking to establish commercial production from the Mowry Shale. Nevertheless, it is possible for reservoirs to be fractured only in isolated areas, and we are not assured that wells we drill in this area will be productive.

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

     We, along with Tower and North Finn, will attempt to establish a joint venture agreement with an industry participant or participants in order to exchange a portion of our acreage position in return for initial exploratory drilling. If we are able to establish a joint venture agreement and if initial drilling is successful, of which there is no assurance, we expect the Krejci project could provide us with increased capital requirements associated with expanded drilling operations, as well as increased cash flows from oil and gas operations.

Coalbed Methane Projects (Powder River Basin, Wyoming)

     We control a 50% working interest in approximately 4,400 gross (2,200 net to our interest) leasehold acres in the Powder River Basin of Wyoming, in areas we refer to as West Recluse, Glasgow and Bill.

     Our West Recluse Prospect acreage is in an active production area and has economic potential for production from three separate coal seams. The first coal, the Canyon Coal, is approximately 40 feet thick and occurs at about 500 feet deep. A second coal, the Cook Coal, is also approximately 40 feet thick and occurs at about 700 feet deep. The third major producing coal is the Wall Coal. With approximately 30 feet of thickness at a depth of about 900 feet, this coal is in the early dewatering stages of development and is just starting to produce gas. The coal thicknesses and depths identified here are estimates based only on well bore samples, which are very small in size relative to the expanse of the acreage in which they are located. The estimates of coal thicknesses and depths are not always reliable.

     We own a 100% working interest in seven wells that have been drilled at our West Recluse Area. As of December 31, 2003, four of those wells have been connected to sales lines and are producing natural gas. Three additional wells are connected to sales lines; however, because water discharge agreements are not yet finalized, these wells are not producing. We believe that a total of 47 more wells could be drilled on this acreage, where we own a 50% working interest with Tower and North Finn owning the other 50%.

     Our Glasgow and Bill Prospects are expected to have two prospective coals, the Upper and Lower Wyodak. The Upper Wyodak Coal is approximately 500 feet deep and approximately 35 feet thick. The Lower Wyodak Coal is approximately 700 feet deep and approximately 40 feet thick. The estimates of coal thicknesses and depths are not always reliable.

     We, along with Tower and North Finn, are currently evaluating our continued involvement in these coalbed methane projects and are attempting to either farm out our interest and retain a carried working interest in the remaining wells or sell our producing wells and acreage to a third party for cash.

Bear Creek Coal Bed Methane Prospect (Big Horn Basin, Montana)

     We own a 50% working interest in this approximately 18,000 leasehold acres(approximately 9,000 leasehold acres net to our interest) coalbed methane prospect in Carbon County Montana (Northern Big Horn Basin). We estimate the prospect contains nine different coalbeds with total net thickness estimated to range from 30 to 130 feet. Other highlights of this prospect are high quality gas composition, water quality that may allow surface discharge, and market potential for the gas.

     Published and other data, including coal gas desorption values as high as 670 SCF/ton, indicate the potential presence of a significant coalbed methane resource. The pioneering attempt to develop the resource by another company in the early 1990s ended prematurely due to a contentious legal battle in 1992 when a district county court in Montana ruled that the company that drilled initial wells here did not own rights to the methane in the coals. That company saw this lower court decision overturned by the Supreme Court of Montana three years later.

     Despite the 1995 reversal, that company, having already spent several hundred thousand dollars on legal expenses, was reluctant to risk additional funds until a similar case (Amoco Production Co. v. Southern Ute Indian Tribe) was settled in the US Supreme Court. By the time the US Supreme Court issued its June 1999 decision in favor of Amoco (and that company), the original oil and gas lease had expired. We believe the Bear Creek prospect area was incompletely and inadequately evaluated because of these legal problems. The legal impediments as to title have been removed and we intend to pursue oil and gas operations in this project. Depending on our available capital, we, along with Tower and North Finn, may pursue oil and gas operations by drilling initial wells ourselves, selling down our interests for cash and/or a carried working interest, or by farming out our acreage.

West Rozel, Box Elder County, Utah

     We, along with our partners Tower and North Finn, were the successful bidders on two leases in the May 2003 State of Utah lease sale. We have a 50% interest in these two leases in Box Elder County, which consist of approximately 5,120 gross (approximately 2,560 net to our interest) leasehold acres, and completely covers a large accumulation of heavy oil at a depth of about 2,250 feet. Tower and North Finn own the remaining 50% interest.

     The West Rozel field was discovered by Amoco as a result of an extensive exploration program conducted over the Great Salt Lake from mid-1978 to early 1981. The seismically defined structure at West Rozel is a complexly faulted anticline about three miles long and over a mile wide. The reservoir is Pliocene basalt with an oil column up to 290 feet in thickness. All three test wells drilled by Amoco on the structure encountered oil pay, although none of the wells have been commercially produced.

     West Rozel was not put on production in 1981 due to high costs associated with offshore development and heavy oil. We believe that new drilling and production technologies developed over the last twenty years and improved economic incentives could combine to make development of this resource possible. We do not intend to undertake activity on this project without significant outside industry participation and continue to research the optimum developmental procedure for this project. Because the target area is beneath the Great Salt Lake, we may encounter greater resistance from environmental groups and permitting authorities then in other areas, which could result in higher costs.

West Salt Creek Area, Natrona County, Wyoming

     In 2003, we and Tower and North Finn, signed a Farmout Agreement to earn a 50% working interest (25% to our interest) in three prospects located near the West Salt Creek Area in Natrona County, Wyoming. No upfront seismic, acreage or prospect fees were incurred. During the second half of 2003, we participated in drilling two of the prospects. These wells were not successful, and we do not expect to drill the third prospect.

OIL AND GAS DRILLING ACTIVITIES

     During 2003, we participated in drilling one successful gross well (.0125 net well) at our Big Sky Project in Richland County, Montana. We also participated in two unsuccessful (.70 net) wells at our West Salt Creek Project in Natrona County, Wyoming during the year ended December 31, 2003. We also purchased a 100% working interest in four completed and producing coalbed methane wells from North Finn, and we are obligated to purchase a 100% working interest in three additional coalbed methane wells as soon as the three wells are producing. We did not participate in drilling any wells during the year ended December 31, 2002.

     We owned interests in gross and net exploratory and development wells for the years ended December 31, 2003 as set forth below:

OIL AND GAS WELLS

     The following table sets forth the number of oil and natural gas wells in which we had a working interest at December 31, 2003. All of these wells are located in the United States.


                               Productive Wells As of December 31, 2003
                              Gross (a)                           Net (b)
Location           Oil         Gas        Total       Oil           Gas          Total
                   ---         ---        -----       ---           ---          ----

Wyoming            1.0         5.0         6.0        .38           4.0          4.38
Montana            1.0         -           1.0        .01           -             .01
    Total          2.0         5.0         7.0        .39           4.0          4.39

(a) The number of gross wells is the total number of wells in which a working interest is owned.

(b) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.


OIL AND GAS INTERESTS

     We currently control the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

                                       Developed                 Undeveloped
                                       ---------                 -----------
                                Gross              Net         Gross      Net
State                           Acres             Acres        Acres      Acres
-----                           -----             -----        -----      -----
Montana                         1,280              11          39,016     10,712
Wyoming                         1,144             584          41,559     20,376
Utah                               -                -           5,120      2,560
-------------------------------------------------------------------------------
TOTAL                           2,424             595          85,695     33,648




     The following table presents the net undeveloped acres controlled, the type of lease and the year the leases are scheduled to expire in each of our current projects. The Carbon County, Montana acreage reflected is attributable to our Bear Creek coalbed methane project in the southern Big Horn Basin. The Richland
County, Montana acreage refers to our Big Sky Project in the Williston Basin.
The Niobrara County Wyoming acreage reflected is attributable to our Krejci oil project, and the Converse and Campbell Counties, Wyoming acreage is attributable to our Powder River Basin coalbed methane projects. The Utah acreage reflected is attributable to our West Rozel oil project.

  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                        Year of           Fee         State     Federal
                                       Expiration        Leases       Leases     Leases         TOTALS
    ----------------------------------- -------------- ------------ ------------ ------------ ----------------
  MT - Carbon County                      2004          3,215        1,585                       4,800
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2005            132                                      132
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2009                                    2,289          2,289
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2010                                    1,788          1,788

  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
  MT - Richland County                    2004             ll                                       ll
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2005            583                                      583
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2006            411                                      411
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2007            442                                      442
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2011                         256                         256
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------

  WY - Niobrara County                    2005            328                                      328
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2006            847        1,280                       2,127
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2007            528           80                         608
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2008             72          640                         712
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2011                                    8,495          8,495
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2012                                    2,119          2,119
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2014                                    4,382          4,382
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------

  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
  WY-Converse and Campbell Counties       2004                         440                         440
  ----------------------------------  -------------- ------------ ------------ ------------ ----------------
                                          2005           12                         420            432
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2007           53                          20             73
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
                                          2012                                      660            660

  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
  UT - Box Elder County                   2013                                    2,560          2,560
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------
  TOTALS                                              6,634          4,281       22,733         33,648
  ----------------------------------- -------------- ------------ ------------ ------------ ----------------

     The types of leases represented in this table are comprised of approximately 200 separate lease agreements and no one single lease is considered a material component of our acreage position. Fee leases consist of acreage leased from other individuals or companies that own the mineral rights underlying that acreage position. State leases consist of mineral rights underlying acreage controlled by the particular state where the acreage position is located, while federal leases consist of mineral rights underlying acreage controlled by the federal government and managed by the Bureau of Land Management.

     Generally, the lease agreements provide that we pay an annual fee, called a delay rental, to retain these leases until such time that a well has been drilled and is producing from the leased lands. At that time, the leased lands are considered to be "held by production" and the lease continues for as long as oil and/or gas production continues. During the period that there is production, we will pay the lessor a royalty based on the revenues received from production. Generally, fee leases provide for royalties of 12.5% to 25%, and state and federal leases provide for royalties of 12.5 %. If the leases do not become held by production within the period set forth in the lease, or if we fail to pay the required delay rental obligations, the lease terminates. Generally, fee leases have terms of three to five years, state leases have terms of five to ten years and federal leases have terms of ten years. We can elect not to pay the yearly delay rental fee, but the lease would terminate. We could elect not to pay the delay rental fee if we did not believe an area was promising after completing preliminary work or if we did not have sufficient funds.

     Our annual aggregate delay rental obligations, if we desire to continue to keep all our leases in effect, are as follows:

                                                Rental
                            Year              Obligation
                            ----              ----------

                            2004              $23,082
                            2005                25,121
                            2006                26,401
                            2007                26,551
                            2008                26,551
                            2009                21,974
                            2010                18,396
                            2011                  1,402

OFFICE FACILITIES

     Our office is located at 1050 17th Street, Suite 1850, Denver, Colorado, where we sublease a portion of a larger office space from Tower Energy Corporation. In December 2003, we signed a sublease agreement to provide aggregate monthly rental payments to Tower as follows:

                                             Annual
                   Year                  Rental Amount
                   ----                  -------------

                   2004                    $22,428
                   2005                    $22,985
                   2006                    $23,542
                   2007                    $22,051


ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings filed, or to our knowledge, threatened against or involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the OTC Bulletin Board under the symbol "AOGI" since January 17, 2003, when our stockholders effected a forward stock split and name change. Prior to that time, our common stock traded on the OTC-BB beginning on December 14, 2000 under the symbol "DRGT." The table below sets forth the high and low sales prices for our common stock in each quarter of the last two fiscal years. All figures reflect an 8.25-for-1 forward stock split which became effective on January 17, 2003.

          Quarter                    High                Low
          -------                    ----                ---
          2002 - First              $0.02               $0.02
                 Second              0.02                0.02
                 Third               0.02                0.02
                 Fourth              0.15                0.03
          2003 - First               1.75                0.03
                 Second              1.65                0.75
                 Third               1.21                0.85
                 Fourth              0.98                0.55

Stockholders

     We are authorized to issue 100,000,000 shares of common stock. As of April 13, 2004, there were approximately 60 shareholders of record of our common stock and two shareholders of record of our Series A preferred stock.

Dividends on the Common Stock

     We have not declared a cash dividend on our common stock, and we do not anticipate the payment of future dividends. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

     In June 2003, we completed an accredited investors offering of shares of common stock at $1.25 per share. This offering was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. Pursuant to Rule 506, seven investors subscribed to purchase 1,864,000 shares of common stock and paid the sum of $1.25 per share, for a total purchase price of $2,330,000. These shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale. We paid a commission of 6% for a total of $139,800 to a broker who introduced the Company to these accredited investors, all of whom have no affiliation with the Company and have had prior business relations with the broker.

     In October 2003, we completed an accredited investors offering of shares of common stock at $0.75 per share. This offering was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. The shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale. A total of $498,375 (approximately $442,000 net of fees and expenses) was received from 11 investors through the sale of 664,500 shares of common stock.

     Also in October 2003, a total of $770,500 in gross proceeds (approximately $692,000 net of fees and expenses) was received from two accredited investors through the sale of 67,000 Series A preferred shares. The preferred shares will automatically convert at an equivalent rate of $1.15 per common share into 670,000 common shares in October 2005, or earlier at the discretion of the holders of the preferred shares. These proceeds are to be used for drilling costs in our Mowry oil project, located in the southern portion of the Powder River Basin of Wyoming. The holders of the preferred shares will receive a net profits interest of 20% in the actual wells drilled with these net proceeds. While the preferred shares are outstanding, we will pay the greater of the actual amount generated by the net profits interest or the amount required to provide the holders of the preferred shares an annualized return of eight percent for two years. This private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. The shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale.

     In March 2004, we received $1,525,000 in gross proceeds in a private placement from two accredited investors. We sold 1,525,000 shares of our common stock at $1.00 per share and issued 1,525,000 warrants to purchase 1,525,000 shares at an exercise price of $1.00 per share. The warrants will expire on August 31, 2004, if not exercised. We did not pay a placement commission or agent fee associated with this funding and provided only for piggyback registration rights. This private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. The shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     During the calendar year 2004, we expect to pursue oil and gas operations on our identified Montana and Wyoming projects, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We do not intend to operate the drilling of oil and gas wells, but expect to participate as an outside working interest owner, sharing risk and rewards with Tower and North Finn and, in certain projects, with other working interest participants. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although there is no assurance additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

     We anticipate that our strategic relationship with Tower and North Finn will provide us with continuing opportunities to participate in oil and gas projects. We do not expect to expend significant capital in the initial drilling phases of exploration opportunities and will attempt to exchange a portion of our ownership interests in projects for initial drilling activity. We expect to retain a level of ownership in projects so that in the event initial drilling is successful, the value of the project would be meaningful to us. The personnel of Tower and North Finn are currently providing technical and operational expertise for us for no consideration. Because of this arrangement, we expect to be able to operate with low overhead.

     We expect to build our oil and gas reserves and cash flow by continuing to participate in drilling horizontal Bakken wells at our Big Sky Project in Richland County, Montana. Because of the capital requirements associated with the anticipated drilling activities, we recently sold one-third of our interest in this project, resulting in our control of approximately 1,700 net acres. Through December 2004, we expect to participate in drilling nine gross wells, which would provide ownership of approximately seven-tenths of one net well, to our interests. Including the drilling schedule for 2004, we expect our acreage position would provide participation in a total of 52 gross wells, which would result in our ownership of approximately 2.5 net wells. The first well we participated in, initially with a 1.25% working interest was the Williams 34X-14 well. This well has produced a total of 64,414 barrels of oil and 17,442 mcf of gas from the initial date of production of September 30, 2003 to December 31, 2003, averaging approximately 715 BOE per day. We recorded approximately $18,000 in oil and gas income, net of taxes and lease operating expenses for the three months ended December 31, 2003. As a result of the sale of one-third of our interest, effective January 1, 2004, we own a 0.833% working interest in the Williams 34X-14 well. There is no assurance that future wells in this project will be successful, or if successful, will perform at the level of the Williams 34X-14 well.

     We anticipate that our share of capital expenditures related to drilling activities at our Big Sky Project through the end of 2004 will be approximately $1,600,000. We currently have adequate capital to fund our drilling obligations in this project.

     We also expect to also pursue activities in unproven areas where we anticipate we can build our oil and gas reserves and cash flow. We will attempt to utilize industry participation to generate initial drilling activity at our Krejci Oil Project in the Powder River Basin of Wyoming and at our Bear Creek Coalbed Methane Project in the Big Horn Basin of Montana. We will attempt to exchange a portion of our acreage position here in return for initial drilling activity. We anticipate that upon success, of which there is no assurance, the interest we retain would still be meaningful. By entering into this type of transaction, we expect to be able to limit our capital exposure during the initial exploratory drilling phase. In the event initial drilling is successful at our Krejci Oil Project and/or our Bear Creek Coalbed Methane Project, we expect to participate in additional drilling activity. We currently have limited capital in order to participate in additional drilling and may need to raise additional funds. These funds could come from the sale of debt and/or equity instruments.

     We will attempt to sell our Coalbed Methane Project located in the Powder River Basin of Wyoming. We have limited capital to pursue additional drilling operations here and because we feel that we do not control enough acreage to make this a focus area, we wish to monetize the value of this asset and re-deploy any potential sales proceeds in areas where we feel we may have potential for larger reserve value. We have not yet identified the specific project or projects to direct any potential sales proceeds, nor can we be assured of selling this project or selling this project for meaningful capital.

     We expect that our current cash position will be sufficient to fund our known cash requirements during the calendar year 2004, although we intend to continue financing efforts to support our current and proposed oil and gas operations. We expect our total cash requirements for 2004 to be approximately $2,200,000 to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other oil and gas related costs such as land and geological costs. We expect to be able to fund these requirements with existing capital and expected cash flow from oil and gas operations.

     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein may not be meaningful, as we had no operations during 2002.

     We recorded losses of $800,982 (three cents per common share) and $149,216 (one cent per common share) for the fiscal years ended December 31, 2003 and 2002, respectively.

     During the fiscal year ended December 31, 2003, we recorded $97,892 in oil and gas revenues. Net of lease operating expenses and production taxes of $37,842, we had $60,050 in net cash flow from oil and gas operations. We sold 687 barrels of oil at an average price of $28.33 resulting in oil revenues of $19,469 and we sold 21,430 mcf of natural gas at an average price of $3.66 per mcf resulting in gas revenues of $78,423. We did have any operations and recorded no revenues during the fiscal year ended December 31, 2002.

     During 2003, we spent a total of $824,767 for general and administrative expenses. Of this amount, $377,305 was incurred during the first and second quarters and relates primarily to our efforts to secure financing and to transition into the business of oil and gas exploration and production. During the third and fourth quarters of 2003, we incurred a total of $447,462 for general and administrative expenses primarily in conjunction the pursuit of oil and gas operations. Included in the amount incurred during the third and fourth quarters is a non-cash charge of $141,250 to compensation expense to reflect the six month pro-rata value of 125,000 shares of restricted common stock to be paid to our President and CFO as a component of his employment agreement from July 2003 through July 2005, and a non-cash one-time charge of $84,200 to directors expense for 100,238 shares of restricted common stock paid to a Director for his past and future service. Also included is a non-cash charge of $8,750 to directors expense to reflect the value of 12,500 shares of restricted common stock that was paid to another Director for serving as Director, designated audit committee financial expert and as Chairman of the Audit Committee. We are obligated to pay this Director 12,500 shares of restricted common stock for each quarter he serves in these capacities through the third quarter 2005.

     Included in general and administrative expenses for the fiscal year ended December 31, 2003 are:

         Description                                     Amount
         -----------                                     ------
         Consulting services                            $154,643
         Legal Fees                                      152,171
         Stock based compensation expense                141,250
         Stock based Directors expense                    92,950
         Travel                                           90,655
         Salaries                                         48,000
         Investor relations expense                       42,869

     For the year ended December 31, 2002, we incurred $149,216 in general and administrative expenses. During our transition into the business of oil and gas exploration and production, a number of individuals assisted in the transition by providing us with oil and gas related operational and technical services and expertise. These individuals were compensated for their services through the issuance of 4,747,464 shares of common stock valued at $143,864. The shares of common stock were valued at the market price and were issued to the individuals, each of whom were unrelated to the Company, in an arms-length transaction.

     We recorded $30,997 in depreciation, depletion and amortization expense for the fiscal year ended December 31, 2003 for a depletion rate per BOE of $7.28. We recorded nominal depreciation expense associated with our fixed assets. We did not have any oil or gas assets or fixed assets during the fiscal year ended December 31, 2002 and, accordingly, did not record any depletion, depreciation or amortization expense during this period.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended December 31, 2003, we received approximately $3,314,000 from three separate equity transactions. We received $2,330,000 (approximately $2,180,000 net of fees and commissions) through the sale of 1,864,000 shares of common stock at $1.25 per share. We received a total of $498,375 (approximately $442,000 net of fees and expenses) through the sale of 664,500 shares of common stock at $0.75 per share. We received a total of $770,500 in gross proceeds (approximately $692,000 net of fees and expenses) through the sale of 67,000 shares of Series A preferred stock at a price of $11.50 per preferred share. These private placements were made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. To the extent possible, we intend to use the funds received from the sale of Preferred Stock for drilling activities in our Krejci Oil Project. (For more information on our Krejci Prospect, please see "Item 2. Description of Property--Oil and Gas Assets--Krejci Oil Project (Power River Basin, Wyoming)".).

     At December 31, 2003, we had a working capital amount of approximately $753,000. We expect our total cash requirements for 2004 to be approximately $2,200,000 to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other oil and gas related costs such as land and geological costs. In March 2004, we received $1,525,000 through the sale of 1,525,000 shares of common stock at $1.00 per share and received approximately $330,000 from the sale of a one-third interest in our Big Sky Project. As a result of these transactions, we expect to be able to fund our capital requirements for the remainder of 2004 with existing capital and expected cash flow from oil and gas operations.

     We had no outstanding long-term debt at December 31, 2003 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We paid approximately $1,726,000 during the fiscal year ended December 31, 2003 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.

         Our future financial results continue to depend primarily on:

     o    our ability to discover commercial quantities of hydrocarbons;

     o    the market price for oil and gas;

     o    our ability to continue to source and screen potential projects; and

     o our ability to fully implement our exploration and development program with respect to these and other matters.

There can be no assurance that we will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

Critical Accounting Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the current accounting of such mineral rights as part of crude oil and natural gas properties is appropriate under the full cost method of accounting. However, there is an alternative view that reclassification of mineral rights to intangible assets may be necessary. If a reclassification of contractual mineral rights from oil and gas properties to long term intangible assets is required, then the reclassified amount as of December 31, 2003 would be approximately $1,047,300. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

     We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") commencing with the fiscal year ending December 31, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. As a result of adopting SFAS No. 143, we recorded an addition to oil and gas properties of $27,898, an asset retirement obligation of $30,688, a charge to depreciation, depletion and amortization of $1,879 and accretion expense of $2,790.

     In December 2002, the FASB approved SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement require that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. We do not believe that adoption of this Statement will have a material impact on the financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" to classify certain financial instruments as liabilities in statements of financial position. The financial instruments are mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, put options and forward purchase contracts, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that adoption of this Statement will have a material impact on the financial statements.

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


ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements for the fiscal years ended December 31, 2003 and 2002 are attached hereto beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between us and our independent accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure since our inception in February 2000. On May 8, 2003, we dismissed Clyde Bailey, P.C. as our auditor and engaged Wheeler Wasoff, P.C. as our independent auditor for the fiscal year ended December 31, 2003. The decision to change was approved by our Board of Directors. Clyde Bailey, P.C.'s report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and these reports have not been modified as to uncertainty, audit scope or accounting principles. A current report on Form 8-K was filed with the SEC on May 19, 2003 regarding the change of auditors.


ITEM 8A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted our evaluation.

                                    PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

  Name                      Age    Position(s) and Office(s)     Director  Since

  Patrick O'Brien           54     CEO and Chairman                February 2003
  Andrew P. Calerich        39     President, CFO and Director     October 2003
  Alan Gelfand              43     Director                        December 2002
  Kendell Tholstrom 57             Secretary and Director          February 2003
  M.S. ("Moni") Minhas      48     Director                        February 2003
  Nick DeMare               49     Director                        October 2003

     Patrick D. O'Brien has served as our President and CEO and as a director of the Company since February 19, 2003. Mr. O'Brien is also chief executive officer, president, co-founder and a director of Tower Colombia Corporation and splits his time equally between the two entities. Prior to co-founding Tower Colombia Corporation in 1995, Mr. O'Brien co-founded Tower Energy in 1984 and co-founded Tower Drilling Company in 1980. Mr. O'Brien began his career in the oil and gas industry with the Dowell Division of Dow Chemical Company where he engineered and supervised all phases of well stimulation and cementing. He joined the Colorado Interstate Gas Company in 1974 where he was responsible for the design, acquisition and development of company-owned gas storage fields. In 1980, Mr. O'Brien joined Montana Power Company as Senior Petroleum Engineer with the responsibility for design, long-range planning and performance economics for its exploration and development programs. Mr. O'Brien has spent over 25 years working in the Powder River Basin. Mr. O'Brien received his B.S. in Petroleum Engineering from the Montana College of Mineral and Science and Technology.

     Andrew P. Calerich, has served as our President and CFO of the Company since July 17, 2003, and as a director since October 30, 2003. Mr. Calerich has over 12 years of public company oil and gas finance experience in a variety of capacities for various companies. Most recently, Mr. Calerich served as Vice President and Chief Financial Officer for PYR Energy Corporation. During his six years at PYR, he assisted in raising in excess of $40 million in capital through various financings and in moving the listing and trading of PYR's common stock from the OTC to the American Stock Exchange. From 1993 to 1997, Mr. Calerich was a business consultant specializing in accounting and finance for public and private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at Tipperary Corporation, a public oil and gas exploration and production company. Mr. Calerich began his professional career in public accounting with an international accounting firm. Mr. Calerich is a Certified Public Accountant and earned B.S. degrees in both Accounting and Business Administration at Regis College, in Denver.

     Alan Gelfand has served as a director of the Company since December 13, 2002. Prior to becoming a director of the Company, Mr. Gelfand was a stockbroker from 1987 until December 2002. Between May 1991 and January 1993, Mr. Gelfand founded and operated the first on-hill photography company in Whistler, B.C., Canada. Prior to 1987, he had worked as an entrepreneur by co-owning and operating a 15,000 sq. ft. flea market and operating a small corporate incentive gift company. He graduated from Simon Fraser University with a Bachelor of Business Administration in 1982.

     Kendell V. Tholstrom has served as a director of the Company since February 19, 2003. Mr. Tholstrom is on the board of directors and manages operations for Tower Colombia Corporation. Prior to joining Tower Colombia Corporation in 1995, he served as Vice President/General Manager for Presidio Oil Company from 1986 to 1995. His responsibilities included the day-to-day management of 35 office employees and 40 field employees. Mr. Tholstrom worked at Sabine Corporation, an oil and gas exploration and production company, from 1982 to 1986 as Division Operations Manager. He worked at Terra Resources 1977 to 1986 in various engineering and management positions and at ARCO Oil & Gas from 1970 to 1972. Mr. Tholstrom is a Registered Professional Engineer in Colorado and has 30 years of petroleum industry experience. Mr. Tholstrom received a B.S. in Petroleum Engineering in 1968 and an M.S. in Petroleum Engineering in 1970 from the Montana College of Mineral Science and Technology.

     M.S. (Moni) Minhas has served as a director of the Company since February 19, 2003. Mr. Minhas is a private businessman and consultant who has, over the last eight years, served as a consultant to Quantel Engineering, PanCanadian Petroleum Limited, Talisman Energy, Abu Dhabi National Oil Company (ADNOC), Petronas National Oil Company (Malaysia), Pertamina National Oil Company (Indonesia), ARCO and Wascana, assisting in the optimization of their reserve production and the development of their properties. From 1980 to 1995, he was employed by PanCanadian Petroleum Ltd. (now EnCana Corporation) eventually serving in senior supervisory, administrative and management positions. Mr. Minhas was responsible for the development of major oil and gas properties in partnership with multinational corporations, and also served as Supervisor for Production Revenue Department in the Reservoir/Exploitation Department, as Leader of the Reserves Task Force and as a Project Engineer/Manager. Mr. Minhas received a B.S. in Petroleum Engineering from University of Calgary, Alberta.

     Nick DeMare has served as a director, designated audit committee financial expert and as Chairman of the Audit Committee since October 30, 2003. Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. Since May 1991, Mr. DeMare has been the President of Chase Management Ltd., a private company which provides a broad range of administrative, management and financial services to private and public companies engaged in mineral exploration and development, gold and silver production, oil and gas exploration and production and venture capital. Mr. DeMare indirectly owns 100% of Chase. Mr. DeMare currently serves as an officer and director of the following other public reporting companies:

   NAMES OF REPORTING ISSUERS               POSITIONS HELD                          MARKET
   --------------------------               --------------                          ------

Aguila American Resources, Ltd.          Director                                       TSXV
Andean American Mining Corp.             Director & Secretary                           TSXV
California Exploration Ltd.              Director, President & CEO                  TSXV & OTCBB
Dial Thru International Inc.             Director                                       OTCBB
GGL Diamond Corp.                        Director                                       TSXV
Gold Point Exploration Ltd               Director & President                           TSXV
Golden Peaks Resources Ltd.              Director                                       TSXV
Goldmarca Limited                        Director                                       TSXV
Halo Resources Ltd.                      Director, President & CEO                  TSXV & OTCBB
Hilton Resources Ltd.                    Director, President & CEO                  TSXV & OTCBB
Kookaburra Resources Ltd.                Director                                       TSXV
Lariat Resources Ltd.                    Director                                       TSXV
Medina International Corp.               Director, Secretary, Treasurer & CFO        Pink Sheets
Tinka Resources Limited                  Director, President & Secretary                TSXV
Tumi Resources Limited                   Director                                   TSXV & OTCBB

2003 Meetings and Committees of the Board of Directors

     Our Board of Directors held two meetings during the year ended December 31, 2003. Each director attended each of the Board and committee meetings he was eligible to attend. The standing committees of the board include the Audit Committee. The Audit Committee consists entirely of non-employee directors. The Board has not appointed a compensation or nominating committee.

     The Audit Committee reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the independent auditors' work. M.S. Minhas and Alan Gelfand serve as members of the Audit Committee, and Nick DeMare serves as chairman of the Audit Committee. The Audit Committee did not meet during the fiscal year ended December 31, 2003. All of the members of our Audit Committee are independent as defined by the applicable listing standards of the Nasdaq Stock Market.

Audit Committee Financial Expert

     Nick DeMare is our audit committee financial expert, as defined by the rules and regulations of Regulation S-B of the Securities Exchange Act, who serves on our Audit Committee.

Audit Committee Charter

     Our Board of Directors has adopted a written charter for the Audit Committee. The Committee will review and assess the adequacy of the Audit Committee charter annually.

Code of Ethics

     We have adopted a code of ethics that applies to our executive officers, including Mr. O'Brien, our Chief Executive Officer, and Mr. Calerich, our President and Chief Financial Officer.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation in excess of $100,000 was awarded to, earned by or paid to any executive officer of the Company during the fiscal years 2003, 2002 and 2001. The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officer.

                           SUMMARY COMPENSATION TABLES


                                                 Annual Compensation
                                            -----------------------------

           Name and                                                                Other Annual
      Principal Position       Year         Salary ($)           Bonus ($)       Compensation ($)
      ------------------       ----         ----------           ---------       ----------------
  Patrick D. O'Brien, CEO     2003             --                   --                  --
                              2002             --                   --                  --
                              2001             --                   --                  --

                                                    Long Term Compensation
                                       --------------------------------------------------
                                                       Awards                     Payouts
                                       --------------------------------------------------
                                                             Securities
                                       Restricted            Underlying               LTIP            All Other
    Name and Principal                 Stock                  Options/              Payouts         Compensation
         Position            Year      Award(s)($)             SARs(#)                ($)              ($)
--------------------------------------------------------------------------------------------------------------------

 Patrick D. O'Brien, CEO     2003              --                   --                  --               --
                             2002              --                   --                  --               --
                             2001              --                   --                  --               --
--------------------------------------------------------------------------------------------------------------------

Equity Compensation and Other Plans

     We do not have any stock option or equity compensation plans, long-term incentive plans or pension plans. Subsequent to December 31, 2003, we adopted an employee retirement plan.

Director Compensation

     Our directors are not compensated for any meeting of the board of directors that they attend, but they are entitled to reimbursement for travel expenses. We are obligated to pay Nick DeMare 12,500 shares of restricted common stock for each quarter he serves as a director, designated audit committee financial expert and as Chairman of the Audit Committee through September 30, 2005. In October 2003, we paid Alan Gelfand 100,238 shares of restricted common stock as compensation for past and future services as a director.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information concerning the ownership of our common stock as of April 13, 2004, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of our common stock;
(ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of 8.25-for-1 of our issued and outstanding common stock which became effective on January 17, 2003. As of April 13, 2004, there were 25,926,202 shares of common stock issued and outstanding.

                                                                      Amount and Nature of        Percent
                                     Name and Address of                  Beneficial             of Class
 Title of Class                       Beneficial Owner                    Ownership(1)              (2)
---------------------------- --------------------------------------- --------------------------- -------------
Common Stock ($0.001 par                 Patrick O'Brien
          value)                   1050 17th St., Suite 1850                608,025                 2.3%
                                        Denver, CO 80265
---------------------------- --------------------------------------- --------------------------- -------------
Common Stock ($0.001 par            Andrew P. Calerich (3)
          value)                   1050 17th St., Suite 1850                999,950                 3.9%
                                        Denver, CO 80265
---------------------------- --------------------------------------- --------------------------- -------------
Common Stock ($0.001 par                Alan Gelfand
          value)                    1050 17th St, Suite 1850                100,238               Less than 1%
                                      Denver, CO 80265
---------------------------- --------------------------------------- --------------------------- -------------
 Common Stock ($0.001 par               Kendell Tholstrom
          value)                   1050 17th St., Suite 1850                608,025                 2.3%
                                        Denver, CO 80265
---------------------------- --------------------------------------- --------------------------- -------------
 Common Stock ($0.001 par                Nick DeMare(4)                      249,000
          value)                   1050 17th St., Suite 1850                                      Less than 1%
                                        Denver, CO 80265
---------------------------- --------------------------------------- --------------------------- -------------
 Common Stock ($0.001 par          M.S. ("Moni") Minhas
          value)                  1050 17th St., Suite 1850                 100,238               Less than 1%
                                        Denver, CO 80265
---------------------------- --------------------------------------- --------------------------- -------------
       Common Stock            Directors and Executive Officers
    ($0.001 par value)                    as a Group
                                        (6 individuals)                   2,665,476                10.3%
---------------------------- --------------------------------------- --------------------------- -------------
       Common Stock                      LMA Hughes LLLP (5)
     ($0.001 par value)                 6307 Hawthorne Lane               3,000,000                10.4%
                                        Lakewood, CO 80227

--------------------------------------------------------------------------------------------------------------

(1) The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(2) Percentages are based upon the total 25,926,202 outstanding shares of common stock combined with the number of shares of Common Stock beneficially owned by each person or entity.

(3) Includes 250,000 shares to be paid to Mr. Calerich for continued employment through July 1, 2004 and 250,000 shares to be paid to Mr. Calerich for continued employment through July 1, 2005. All shares will vest immediately upon a change of control.

(4) Includes 12,500 shares owned by DNG Capital Corp., which is a company wholly owned by Nick DeMare.

(5) Includes warrants to purchase 1,500,000 shares of common stock that are currently exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 17, 2003, we executed a Purchase and Sale Agreement that was negotiated at arms-length, with Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("North Finn"), to acquire an undivided 50% working interest in the Wyoming Krejci Project, the Montana Bear Creek Project and in and to certain coalbed oil and gas leases in the Powder River Basin of Wyoming and the Big Horn Basin of Montana. See "Item 2. Description of Property--Oil and Gas Assets". We believe that the terms of the transaction were fair to the Company.

     Subsequent to the acquisition of the oil and gas leases, Mr. Patrick D. O'Brien, President of Tower, was appointed Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. O'Brien continues to serve as President of Tower and currently serves as CEO and a Chairman of the Company, spending approximately equal amounts of time on each entity. Tower and North Finn actively pursue exploration and development independent of the Company. However, Tower, North Finn and the principals of each entity entered into a Participation Agreement with the Company on January 17, 2003, whereby they agreed to provide the Company the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to them.

     We have a strategic alliance with privately held Tower Colombia Corporation and North Finn LLC, whereby principals of Tower and North Finn provide continuing oil and gas operational and technical expertise to the Company. No compensation has been paid during 2003 for these services and there is no agreement for specific future compensation. The principals of Tower and North Finn provided similar services to the Company during 2002, and during December 2002, were compensated for services rendered through payment of restricted common stock. Each of the six principals of Tower and North Finn received 608,025 shares (adjusted for the January 17, 2003, 8.25 for 1 forward stock split) valued at $18,425, based on the market price of the stock on the date of payment.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 33 of this Form 10-KSB, which is incorporated herein by reference.

     (b)  Reports on Form 8-K.

          On October 28, 2003, we filed a Form 8-K under Item 5 to announce the receipt of proceeds from two private placements.

          On November 21, 2003, we furnished an earnings release on a Form 8-K under Item 12 for the three and nine months ended September 30, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by Clyde Bailey, P.C. for its audit of our annual financial statements and its reviews of our financial statements included in Forms 10-QSB in fiscal year 2002 were $4,056. The aggregate fees billed for professional services rendered by Wheeler Wasoff, P.C. for its reviews of our financial statements included in Forms 10-QSB in fiscal year 2003 were $5,467.

Audit-Related Fees

     There were no fees billed for audit-related services by Clyde Bailey, P.C. or by Wheeler Wasoff, P.C. in fiscal years 2003 or 2002.

Tax Fees

     There were no fees billed by our independent auditors in each of fiscal years 2003 and 2002 for professional services for tax compliance, tax advice or tax planning.

All Other Fees

     The aggregate fees billed by Wheeler Wasoff, P.C. relating to review of private placement memorandums and Forms 8-K in 2003 was $2,500. There were no other fees billed by our independent auditors in 2003 and 2002.

Audit Committee Pre-Approval

     Our Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit. Alternatively, our Audit Committee Charter provides that the engagement of the independent auditor may be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. As the Company only recently created an Audit Committee, the Audit Committee did not pre-approve Wheeler Wasoff, P.C. fees for audit services for fiscal year 2003. Except as indicated above, there were no fees other than audit fees for fiscal years 2002 or 2003, and the auditors engaged performed all the services described above with their full time permanent employees.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2004.


                                             American Oil & Gas, Inc.


                                             /s/ Andrew P. Calerich
                                             ----------------------------------
                                             Andrew P. Calerich
                                             President and CFO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                               Date
---------                      -----                               ----

/s/ Patrick D. O'Brien
--------------------------
Patrick D. O'Brien             Chief Executive Officer         April 14, 2004
                               and Chairman

/s/ Andrew P. Calerich
--------------------------
Andrew P. Calerich             President, Chief Financial      April 14, 2004
                               Officer and Director

/s/ Alan Gelfand
--------------------------
Alan Gelfand                   Director                        April 14, 2004


/s/ Kendell Tholstrom
--------------------------
Kendell Tholstrom              Secretary and Director          April 14, 2004


/s/ M.S. Minhas
--------------------------
M.S. ("Moni") Minhas           Director                        April 14, 2004


/s/ Nick DeMare
--------------------------
Nick DeMare                    Director                        April 14, 2004

                                  Exhibit Index

Exhibit
No.               Description
---               -----------

3(i)       *      Articles of Incorporation of the Company. (Incorporated by
                  reference from the Company's Form 10-SB, file number
                  000-31547, filed on September 18, 2000.)

3(ii)      *      Bylaws of the Company (as revised on December 12, 2002).
                  (Incorporated by reference from the Company's Form 10-KSB/A, filed on November 18, 2003.)

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

10(iii)    *      Model Form Operating Agreement dated February 18, 2003.
                  (Incorporated by reference from the Company's Form 10-KSB/A, filed on November 18, 2003.)

10(iv)     *      Employment Agreement between the Company and Andrew P.
                  Calerich. (Incorporated by reference from the Company's Form
                  10-QSB, filed on November 19, 2003.)

14(i)             Code of Ethics.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                            AMERICAN OIL & GAS, INC.
                          INDEX TO FINANCIAL STATEMENTS






        Independent Auditor's Reports                           F-2, F-3

        Balance Sheets
            December 31, 2003 and 2002                          F-4

        Statements of Operations
            Years Ended December 31, 2003 and 2002              F-5

        Statements of Stockholders' Equity
            Years Ended December 31, 2003 and 2002              F-6

        Statements of Cash Flows
            Years Ended December 31, 2003 and 2002              F-7

        Notes to Financial Statements                           F-9 - F-21

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
American Oil & Gas, Inc.


We have audited the accompanying balance sheet of American Oil & Gas, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.







                                                         Wheeler Wasoff, P.C.


Denver, Colorado
April 5, 2004

Board of Directors
American Oil & Gas Inc.
(formerly DrGoodTeeth.Com)


INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of American Oil & Gas Inc. (formerly DrGoodTeeth.Com), a development stage company, as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                            Clyde Bailey P.C.


San Antonio, Texas
January 14, 2003


                                 AMERICAN OIL & GAS, INC.
                                       BALANCE SHEETS
                                 DECEMBER 31, 2003 AND 2002

---------------------------------------------------------------------------------------------------------------
                                                                                   2003                2002
                                                                               -----------          -----------

                                       ASSETS
CURRENT ASSETS
   Cash                                                                        $ 1,066,458          $    83,516
   Receivables                                                                      45,742                 --
   Advances and prepaids                                                            66,789                 --
                                                                               -----------          -----------
      Total Current Assets                                                       1,178,989               83,516

PROPERTY AND EQUIPMENT
   Office equipment                                                                  7,221                 --
   Proved oil and gas properties                                                 1,167,279                 --
   Unproved oil and gas properties                                                 790,019                 --
                                                                               -----------          -----------
       Total property and equipment                                              1,964,519                 --
   Less-accumulated depreciation, depletion and amortization                       (33,475)                --
                                                                               -----------          -----------
       Net property and equipment                                                1,931,044                 --
                                                                               -----------          -----------
                                                                               $ 3,110,033          $    83,516
                                                                               ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                    $   408,348          $      --
   Dividends payable                                                                18,020                 --
                                                                               -----------          -----------
      Total Current Liabilities                                                    426,368                 --

LONG TERM LIABILITIES
    Asset Retirement Obligations                                                    30,688                 --
                                                                               -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
   Series A preferred stock, $.001 par value, authorized 175,000 shares
       Issued and outstanding - 67,000 shares (2003)                                    67                 --
   Common stock, $.001 par value, authorized 100,000,000 shares
       Issued and outstanding - 24,388,702 shares (2003)
        and 37,747,464 shares (2002)                                                24,389               37,747
   Additional paid-in capital                                                    4,018,601              211,117
   Deferred compensation                                                          (423,750)                --
(Accumulated Deficit)                                                             (966,330)            (165,348)
                                                                               -----------          -----------
                                                                                 2,652,977               83,516
                                                                               -----------          -----------

                                                                               $ 3,110,033          $    83,516
                                                                               ===========          ===========

                               The accompanying notes are an integral part of
                                          the financial statements.





                            AMERICAN OIL & GAS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------
                                                       2003            2002
                                                   ------------    ------------
REVENUES
   Oil and gas sales                               $     97,892    $       --
                                                   ------------    ------------

OPERATING EXPENSES
   Lease operating                                       37,842            --
   General and administrative                           824,767         149,216
   Depletion, depreciation and amortization              36,265            --
                                                   ------------    ------------
                                                        898,874         149,216
                                                   ------------    ------------
NET (LOSS)                                             (800,982)       (149,216)

    Less dividends on preferred stock                    18,020            --
                                                   ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS                  $   (819,002)   $   (149,216)
                                                   ============    ============

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                           $      (0.03)   $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -BASIC AND DILUTED         23,780,902      33,197,810
                                                   ============    ============



                 The accompanying notes are an integral part of
                           the financial statements.






                                                       AMERICAN OIL & GAS, INC.
                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                          Additional
                                  Preferred     Stock---    -Common      Stock---          Paid-in       Accumulated      Deferred
                                   Shares      Amount       Shares       Amount            Capital        (Deficit)     Compensation
                                   ------      ------       ----------   ------------    ------------    ------------   -----------
Balance December 31, 2001             --      $    --       33,000,000   $     33,000    $     72,000    $    (16,132)   $    --


Shares issued for services                                   4,747,464          4,747         139,117
Net (Loss)                                                                                                   (149,216)
-----------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2002             --           --       37,747,464         37,747         211,117        (165,348)        --

Shares returned to the company
                                                           (16,500,000)       (16,500)         16,500
Sale of common stock at $1.25
per share                                                    1,864,000          1,864       2,328,136
Costs of offering                                                                            (146,021)
Shares issued to President
for deferred compensation                                      500,000            500         564,500                    (565,000)
Sale of common stock at $.75
per share                                                      664,500            665         497,710
Costs of offering                                                                            (101,757)
Warrants issued to placement
agents                                                                                         45,101
Sale of preferred stock at
$11.50 per Unit                     67,000           67                                       770,433
Preferred stock  proceeds
allocated  to net profits
interests                                                                                    (160,800)
Costs of offering                                                                             (96,227)
Warrants issued to placement
agent                                                                                          15,091
Deferred compensation
recognized                                                                                                                 141,250
Shares issued to Director, at
$.84 per share                                                 100,238            100          84,100
Shares issued to Director, at
$.70 per share                                                  12,500             13           8,738
Accrued Dividends on
preferred stock                                                                               (18,020)
Net (Loss)                                                                                                   (800,982)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003           67,000    $      67     24,388,702   $     24,389    $  4,018,601    $   (966,330)   $(423,750)
==================================================================================================================================

                               The accompanying notes are an integral part of the financial statements.





                                        AMERICAN OIL & GAS, INC.
                                       STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2003 AND 2002

-----------------------------------------------------------------------------------------------------------
                                                                         2003                      2002
                                                                      -----------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                            $  (800,982)             $  (149,216)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
    Stock issued for services                                              92,950                  143,864
     Deferred compensation                                                141,250
      Accretion of asset retirement obligation                              2,790
     Depletion, depreciation and amortization                              33,475                     --
Changes in assets and liabilities
   (Increase) in receivables                                              (45,742)                    --
   (Increase) in advances and prepaids                                    (66,787)                    --
    Increase in accounts payable and accrued liabilities                   44,894                     --
                                                                      -----------              -----------
Net cash (used) by operating activities                                  (598,152)                  (5,352)
                                                                      -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for office equipment                                         (7,221)                    --
    Cash paid for oil and gas properties                               (1,726,748)                    --
    Proceeds for net profits interest                                     160,800                     --
                                                                      -----------              -----------
Net cash (used) in investing activities                                (1,573,169)                    --
                                                                      -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of preferred stock                                  609,700                     --
   Proceeds from sale of common stock                                   2,828,375                     --
   Cash paid for offering costs                                          (283,812)                    --
                                                                      -----------              -----------
Net cash provided by financing activities                               3,154,263                     --
                                                                      -----------              -----------

                                                                      -----------              -----------
NET INCREASE(DECREASE) IN CASH                                            982,942                   (5,352)
CASH, BEGINNING OF YEAR                                                    83,516                   88,868
                                                                      -----------              -----------
CASH, END OF YEAR                                                     $ 1,066,458              $    83,516
                                                                      ===========              ===========


                    The accompanying notes are an integral part of the financial statements.

                                                    F-7

                            AMERICAN OIL & GAS, INC.
                        STATEMENTS OF CASH FLOWS (con't)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


--------------------------------------------------------------------------------
                                                              2003        2002
                                                           ---------    --------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
                                                           ---------    --------
  Cash paid for interest                                   $    --      $   --
                                                           =========    ========

SUPPLEMENTAL DISCLUSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
                                                           ---------    --------
  Stock issued for services                                $  92,950    $143,864
                                                           =========    ========

                                                           ---------    --------
  Stock based deferred compensation                        $ 141,250    $   --
                                                           =========    ========

                                                           ---------    --------
  Warrants issued for financing costs                      $  60,192    $   --
                                                           =========    ========


                 The accompanying notes are an integral part of
                           the financial statements.

                            AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American Oil & Gas, Inc. ("the Company") was incorporated under the laws of the State of Nevada in February 2000 as DrGoodTeeth.Com for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, the Company entered into a Purchase and Sale Agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming. With the purchase of the oil and gas prospects, the Company became an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production, primarily in the western United States, and changed its name to American Oil & Gas, Inc. from DrGoodTeeth.com. During the third quarter of 2003, the Company commenced production from oil and gas operations. Although the Company has not reflected net income, its oil and gas operations generated positive operating income during the fourth quarter of 2003 and the Company is no longer considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion, the Company may have cash in banks in excess of federally insured amounts.

At December 31, 2003, $693,450 of the cash balance is specifically allocated to the drilling, completion and connection of oil and gas wells in the Company's Krejci oil project located in Niobrara County, Wyoming. (See "Preferred Stock" in Note 5 - Stockholders' Equity.)

OIL AND GAS PROPERTIES

The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves. At December 31, 2003, all of the Company's oil and gas properties and operations are located in one cost center, the United States.

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. The Company classifies these assets as a component of oil and gas properties in accordance with the full cost method of accounting for oil and gas activities and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS 141. The Company believes its current accounting of such mineral rights, as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS 141 are required to be classified as long term intangible assets, then the reclassified amount as of December 31, 2003 would be approximately $1,047,300. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

PROPERTY AND EQUIPMENT

Furniture and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non oil and gas long-lived assets.

IMPAIRMENT

The Company has adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


GAS BALANCING

The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.

As of December 31, 2003, the Company's gas production is in balance.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company does not currently have employee stock compensation plans, nor has issued any stock options.

(LOSS) PER SHARE

Basic (loss) per share is based on the weighted average number of common shares outstanding during the period.

Diluted (loss) per share is computed by adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of options, warrants and convertible preferred stock.

At December 31, 2003 and 2002, all outstanding warrants and convertible preferred stock were excluded from the computation of diluted loss per share for the years then ended, as the effect of the assumed exercises or conversions were antidilutive.

REVENUE RECOGNITION

Sales of oil and gas production are recognized at the time of delivery of the product to the purchaser.

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


FAIR VALUE

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions. The Company believes that credit risk associated with cash is remote. The Company is exposed to credit risk in the event of nonpayment by counter parties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counter parties is subject to continuing review.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has had no impact on the Company's financial position or results of operations.

SFAS 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

In December 2002, the FASB approved SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will account for and stock based compensation using the methods detailed in the stock-based compensation accounting policy, and has adopted the disclosure provisoions of SFAS 148.

In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is not expected to apply to the Company's current or planned activities.

In June 2003, the FASB approved SFAS. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS. 150 is not expected to have an effect on the current Company's financial position.

SEGMENT REPORTING

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", which amended the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company operates in one segment, oil and gas producing activities.

COMPREHENSIVE INCOME

There are no adjustments necessary to the net (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."

RECLASSIFICATION

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.


NOTE 2 -  OIL AND GAS PROPERTIES

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

The purchase price for the oil and gas interests was $815,365.

The Company also agreed to purchase 100% of Tower and Finn's working interest in up to ten coal bed methane wells that have been drilled or are scheduled to be drilled, when the wells are drilled and connected to sales lines. The agreement provides that the Company pay the lesser of 107.5% of the actual cost of

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


drilling, completing and connecting the wells, or $90,000 per well. During 2003, four wells were drilled, completed and connected, and the Company paid total costs of approximately $316,000 associated with these four wells. Also during 2003, three additional wells were drilled, completed and connected; however, these wells are not yet producing. The Company has not been billed for these wells. The Company has recorded an estimated accrued liability in the accompanying financial statements of approximately $240,000 related to the drilling and completion costs associated with these three wells.

Property and equipment at December 31, 2003 consisted of the following:

Oil and gas properties, full cost method
       Unevaluated costs, not subject to
           amortization or ceiling test                            $   790,019
       Evaluated costs                                               1,139,381
       Asset retirement costs                                           27,898
Furniture and equipment
                                                                         7,221
                                                                   -----------
                                                                     1,964,519

Less accumulated depreciation, amortization, and impairment            (33,475)
                                                                   -----------

                                                                   $ 1,931,044
                                                                   ===========

Information relating to the Company's costs incurred in its oil and gas operations during the year ended December 31, 2003 is summarized as follows:

Property acquisition costs, unproved properties                       $1,208,086
Exploration costs                                                          3,875
Asset retirement costs                                                    27,898
Development costs                                                        878,239
                                                                      ----------

                                                                      $2,118,098
                                                                      ==========

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells. The Company reviews and determines the cost basis of drilling prospects on a drilling location basis.

Furniture and equipment depreciation expense for the year ended December 31, 2003 was $599.

During fiscal year 2003, the Company had two major customers: Enserco Energy, Inc. and Link Energy Limited Partnership. Sales to these customers accounted for 71% and 18%, respectively, of oil and gas sales in 2003. The Company has the option to change purchasers if conditions so warrant. Accordingly, the Company does not believe that it is dependant on a single customer. The Company had no customers in 2002.

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE 3 - ASSET RETIREMENT OBLIGATIONS

In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts.

All of the Company's long lived assets were placed in service during 2003. Asset retirement obligations recognized during the year were:

Asset retirement obligations as of January 1, 2003                       $  --
   Liabilities incurred                                                   27,898
   Liabilities settled                                                      --
   Accretion expense (included in  depreciation,
     depletion and amortization                                            2,790

                                                                         -------
Asset retirement obligations as of  December 31, 2003                    $30,688
                                                                         =======


NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments. The Company has a sublease agreement, and shares common office space with Tower Colombia Corporation for rent of its general corporate office facilities. The Company entered into this agreement effective in December 2003. Prior to December 2003, the Company did not have lease commitments. Rental expense for operating leases was $1,838 for the year ended December 31, 2003. The Company's executive offices are located at 1050 17th Street, Suite 1850, Denver, Colorado 80265. The common executive office space that is shared with Tower is comprised of approximately 3,570 square feet.

The Company is obligated to pay Tower the following future rental commitments under a noncancelable operating lease as of December 31, 2003:

       Office Lease Obligations              Year              Amount
                                             ----              ------
                                             2004             $22,428
                                             2005              22,985
                                             2006              23,542
                                             2007              22,051

In addition to the future rental commitments for its office lease, the Company has elective delay rental obligations with respect to its undeveloped oil and gas leases. The Company could elect not to pay delay rentals on any specific leases, but that lease would terminate. These aggregate annual delay rental costs are as follows:

         Delay Rental Payments               Year              Amount
                                             ----              ------
                                             2004             $23,082
                                             2005              25,121
                                             2006              26,401
                                             2007              26,551
                                             2008              26,551
                                             2009              21,974
                                             2010              18,396
                                             2011               1,402

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE 5 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 25 million shares of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

On August 18, 2003, the Board of Directors authorized and established a Series A of the Company's preferred stock. In October 2003, a total of $770,500 in gross proceeds was received from two accredited investors through the sale of 67,000 8% Series A preferred shares at a price of $11.50 per share. The preferred shares automatically convert at an equivalent rate of $1.15 per common share into 670,000 common shares in October 2005, or earlier at the discretion of the holders of the preferred shares. The preferred shares will automatically convert if the common stock trades at or above $2.50 for a period of 15 calendar days. The Company paid fees and expenses related to the offering of $81,136, including a cash commission of 10%. The Company also issued warrants to the placement agents to purchase a total of 30,000 shares of the Company's common stock at an exercise price of 1.15 cents per share, for a period of five years. Thewarrants are valued at $15,091, using the Black-Scholes option pricing model.

The net proceeds from the Preferred stock sale are to be used for drilling costs in the Company's Krejci oil project, located in the southern portion of the Powder River Basin of Wyoming. The holders of the preferred shares will receive a net profits interest of 20% in the actual wells drilled with these net proceeds. While the preferred shares are outstanding, the Company will pay the greater of the actual amount generated by the net profits interest or the amount required to provide the holders of the preferred shares an annualized return of eight percent for two years. The Company allocated $160,800 as the value attributable to the net profits interest, and has reduced the carrying value of its leasehold costs and charged additional paid in capital by this amount.

COMMON STOCK

On December 17, 2002, the Company issued 4,747,464 shares of Common Stock, valued at $143,864, to 14 individuals, each of whom were unrelated to the Company, in an arms length transaction, as consideration for past oil and gas related operational and technical services rendered to the Company in connection with the Company's transition into the oil and gas exploration and production line of business. In February 2003, two individuals who each received 608,025 of these shares (representing 1.5% of the then outstanding shares) became officers and/or directors of the Company.

Effective January 17, 2003, the Company conducted a forward stock split of its issued and outstanding common stock on an 8.25 new for 1 old basis. The stock split did not vary the par value of the common stock or the number of shares authorized for issuance. All stock figures have been restated to reflect the stock split.

Effective January 17, 2003, 16,500,000 shares of common stock were returned to the Company for cancellation. No consideration was paid for the return of the shares to be cancelled.

In June 2003, the Company completed a private offering of shares of common stock at $1.25 per share. A total of seven investors purchased 1,864,000 shares of common stock for a total purchase price of $2,330,000. The Company paid costs and fees related to the offering of $146,021.

     On June 16, 2003, the Company issued 500,000 shares of common stock to its President and Chief Financial Officer, as part of his employment agreement. Pursuant to the agreement, 250,000 shares will vest on June 1, 2004 and 250,000 shares will vest on July 1, 2005. The 500,000 shares are reflected as issued and outstanding at December 31, 2003. The shares were valued at $565,000 ($1.13 per share), based on the non-discounted trading price of the Company's common stock as of the date of grant. At December 31, 2003, $141,250 was charged to operations for the value of shares earned.

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


In October 2003, the Company completed a private offering of shares of common stock, $0.75 per share. A total of $498,375 was received from eleven (11) investors from the sale of 664,500 shares of common stock. The Company paid fees and expenses related to the offering of $56,656, including a cash commission of 10%. The Company issued warrants to the placement agents to purchase 49,838 shares of the Company's common stock at an exercise price of 75 cents per share, for a period of five years. The warrants are valued at $45,101, using the Black-Scholes option pricing model.

In October 2003, 100,238 shares of common stock were paid to a Director for his past and future services as a Director. The shares were valued at $84,200 ($.84 per share), based on the non-discounted trading price of the Company's common stock as of the date of grant.

In December 2003, 12,500 shares of common stock were issued to a Director for serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were paid to a company wholly owned by the Director, and the shares were valued at $8,750 ($.70 per share), based on the non-discounted trading price of the Company's common stock as of the date of issuance. The Company is obligated to issue 12,500 shares of restricted common stock for each quarter this Director serves in these capacities through the third quarter 2005.


WARRANTS

In September 2003, the Company issued warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $1.15 per share through September 2008 as partial consideration for a finder's fee in conjunction with the private placement of the Company's Series A preferred stock. These warrants are valued at $15,091, using the Black-Scholes option pricing model.

Also, in September 2003, the Company issued warrants to purchase 66,450 shares of common stock at an exercise price of $.75 per share through September 2008 as partial consideration for a finder's fee in conjunction with the private placement of the Company's common stock. These warrants are valued at $45,101, using the Black-Scholes option pricing model.

At December 31, 2003, the status of outstanding warrants is as follows:

        Issue                  Shares         Exercise           Expiration
         Date               Exercisable         Price               Date
         ----               -----------         -----               ----

  September 15, 2003           30,000           $1.15        September 15, 2008
  September 24, 2003           66,450           $0.75        September 24, 2008

At December 31, 2003, the per share weighted average exercise price of outstanding warrants was $0.87 per share and the weighted average remaining contractual life was 4.75 years.

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE 6 - INCOME TAXES

A provision (benefit) for income taxes for the years ended December 31, 2003 and 2002 consists of the following:

                                                        2003            2002
                                                     ---------        ---------
Current taxes:
   Federal                                           $    --          $    --
   State                                                  --               --
Deferred taxes:
   Federal                                            (235,000)         (51,000)
   State                                               (36,000)            --
   Less: valuation allowance                           271,000           51,000
                                                     ---------        ---------
Net income tax provision (benefit)                   $    --          $    --
                                                     =========        =========

A reconciliation of the provision (benefit) for income taxes computed at the statutory rate to the provision for income taxes as shown in the financial statements of operations for years ended December 31, 2003 and 2002 is summarized below:

                                                            2003         2002
                                                         ---------    ---------
Tax provision (benefit) at federal statutory rate        $(323,000)   $ (51,000)
State taxes, net of federal tax effects                    (47,000)        --
Oil and gas properties                                     151,000         --
Deferred compensation                                      (52,000)        --
Valuation allowance                                        271,000       51,000
                                                         ---------    ---------
Net income tax provision (benefit)                       $    --      $    --
                                                         =========    =========

The components of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                           2003         2002
                                                        ---------     ---------
Deferred tax assets:
Federal and state net operating loss carryovers         $(426,000)    $ (56,000)
Oil and gas property                                      151,000          --
Deferred compensation                                     (52,000)         --
                                                        ---------     ---------
   Total deferred tax assets                             (327,000)      (56,000)
  Less: valuation adjustment                              327,000        56,000
                                                        ---------     ---------
Deferred tax asset                                      $    --       $    --
                                                        =========     =========

The Company has a $1,164,000 net operating loss carryover as of December 31, 2003. The net operating losses may offset against taxable income through the year ended December 2023. A portion of the net operating loss carryovers begin expiring in 2020. The Company provided a valuation allowance against its deferred tax asset of $327,000 and $56,000 as of December 31, 2003 and 2002, respectively, since it believes that it is more likely than not that it would be able to utilize it in its future tax returns. Of the total tax benefit, $271,000 is attributable to 2003.

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE 7 - RELATED PARTIES

In February 2003, Patrick O'Brien and Kendell Tholstrom were appointed as directors of the Company. Mr. O'Brien and Mr. Tholstrom also serve as executive officers and/or directors of Tower Colombia Corporation ("Tower"). Tower actively pursues exploration and development independent of the Company. Tower entered into a Participation Agreement with the Company on January 17, 2003, whereby they agreed to provide American the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to them. During December 2002, Mr. O'Brien and Mr. Tholstrom became shareholders of the Company when they each received 608,025 shares of the Company's common stock as compensation for oil and gas technical and operational services, each of which accounted for approximately 1.5% of the then outstanding shares. The Company also shares common executive office space with Tower, under a sublease agreement.

During 2003, the Company reimbursed Tower for the Company's share of oil and gas related expenditures and administrative related expenditures in the amount of $89,380.

Before becoming President of the Company, Andrew Calerich was paid a consulting fee of $20,000.

During 2003, the Company paid consulting fees of $30,000 to Alan Gelfand, a current Director and former President of the Company.

During 2003, the Company paid $2,834 to Chase Management Ltd. for administrative services. Nick DeMare serves as a Director of the Company and is President of Chase. The Company also paid $5,130 to a company for which Mr. DeMare serves as Director, for administrative services. These costs were incurred before Mr. DeMare became a Director of the Company.

Other than the above discussion, the Company has no significant related party transactions and/or relationships with any individuals or entities.


NOTE 8 - SUBSEQUENT EVENTS

In March 2004, the Company completed an accredited investor unit offering. A total of 1,525,000 units were sold to two investors at $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.00 per share. The Warrants expire on August 31, 2004, if not exercised. The Company received proceeds of $1,525,000 from this offering and did not pay any commissions or placement agent fees associated with this transaction.

Also in March 2004 and in conjunction with the unit offering, the Company sold one-third of its interests in its Big Sky project to an entity related to the investor that purchased 1.5 million of the units. The Company received sales proceeds of $326,248 from this sale.


NOTE 9 -  INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)

The information presented below regarding the Company's oil and gas reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2003 are as follows

                                                      Oil (BBLS)       Gas (MCF)
                                                      ----------       ---------

Beginning of year                                           --              --

Revisions of  previous quantity
estimates                                                   --              --

Extensions, discoveries, and
improved recoveries                                       71,590       1,548,230

Sales of reserves in place                                  --              --

Production                                                   690          21,430
                                                       ---------       ---------
End of year                                               70,900       1,526,800
                                                       =========       =========

Proved developed reserves - end of
year                                                       4,300         525,600
                                                       =========       =========

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                     RELATING TO PROVED OIL AND GAS RESERVES

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                                     At December 31, 2003
                                                     --------------------

Future cash inflows                                       $ 7,174,000
Future costs:
   Production                                              (1,801,000)
   Development                                             (1,260,000)
   Asset retirement obligation                                (31,000)
                                                          -----------
Future net cash flows                                       4,082,000

10% discount factor                                        (1,274,000)
                                                          -----------

Standardized measure of discounted
  future net cash flows                                   $ 2,808,000
                                                          ===========

                           AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                           December 31, 2003 and 2002


The principal sources of changes in the standardized measure of discounted future net cash flows during the year ended December 31, 2003 are as follows:

Beginning of year                                                          --
Extensions, discoveries and improved recovery
                                                                    $ 4,054,000
Sales of oil and gas produced during
 the year, net of production costs                                      (60,000)

Changes in estimated future development costs                        (1,186,000)
                                                                    ===========

End of year                                                         $ 2,808,000
                                                                    ===========

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs (including the estimated asset retirement obligation) are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the present value of the Company's oil and gas properties. The complete definition of proved oil and gas reserves appears at Regulation S-X 4-10 (a) (3). The complete definition of proved developed oil and gas reserves appears at Regulation S-X 4-10 (a) (4), 17 CFR 210. 4-10 (a)
(4).