Form 10QSB/A
period 2003-06-30
AMERICAN OIL & GAS INC
filed 2004-05-06
CIK 1120916

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10-QSB/A3


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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


     The number of shares outstanding of each of the issuer's classes of common equity as of May 5, 2004 is as follows:


          $.001 Par Value Common Stock                25,926,202


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

  Signatures..................................................................16

  Index to Exhibits...........................................................17


                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                            AMERICAN OIL & GAS, INC.
                          (formerly Dr. GoodTeeth.Com)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS
                                                           6/30/03       12/31/02
                                                         (UNAUDITED)
CURRENT ASSETS
   Cash                                                  $ 1,066,719    $    83,516
   Receivables                                                 9,116           --
                                                         -----------    -----------
      Total Current Assets                                 1,075,835         83,516


PROPERTY AND EQUIPMENT, at cost
  Developed oil and gas properties                           315,558           --
  Undeveloped oil and gas properties                         864,553           --
                                                         -----------    -----------
      Total Property and Equipment                         1,180,111           --

                                                         $ 2,255,946    $    83,516
                                                         ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              $   352,587    $      --
                                                         -----------    -----------
      Total Current Liabilities                              352,587           --

LONG TERM LIABILITIES
   Asset retirement obligations                               13,168           --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
            Authorized 100,000,000 shares
            Issued and outstanding - 23,111,464 shares

            at 6/30/03 and 37,747,464 at 12/31/02             23,111         37,747
   Additional paid-in capital                              2,409,732        211,117
   (Deficit) accumulated during the development stage       (542,652)      (165,348)
                                                         -----------    -----------
                                                           1,890,191         83,516
                                                         -----------    -----------
                                                         $ 2,255,946    $    83,516
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


     We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") commencing with the fiscal year ending December 31, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. As of June 30, 2003, we had commenced drilling of four coal bed methane wells. These are the only assets to which SFAS No. 143 would apply. Accordingly, we have recorded, as of June 30, 2003, an addition to oil and gas properties of $13,168, and an asset retirement obligation of $13,168. These wells were not yet producing at June 30, 2003, therefore there is no charge to depreciation, depletion and amortization, nor accretion of the asset retirement obligation for the period ended June 30, 2003.


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

       Signatures                        Title                       Date
       ----------                        -----                       ----



/s/ Patrick D. O'Brien          Chief Executive Officer            May 6, 2004
----------------------          and Chairman Of The Board
Patrick D. O'Brien



/s/ Andrew P. Calerich          President and Chief                May 6, 2004
----------------------          Financial Officer
Andrew P. Calerich

                                INDEX TO EXHIBITS


--------------------------------------------------------------------------------
EXHIBIT NO.         PAGE NO.      DESCRIPTION
--------------------------------------------------------------------------------

31.1                              302 Certification of Chief Executive Officer
--------------------------------------------------------------------------------
31.2                              302 Certification of Chief Financial Officer
--------------------------------------------------------------------------------
32.1                              906 Certification of Chief Executive Officer
--------------------------------------------------------------------------------
32.2                              906 Certification of Chief Financial Officer
--------------------------------------------------------------------------------