Form 10QSB/A
period 2003-09-30
AMERICAN OIL & GAS INC
filed 2004-05-06
CIK 1120916

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



     The total shares of $.001 Par Value Common Stock outstanding at May 5, 2004 was 25,926,202.



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

                                                 PART I
ITEM 1. FINANCIAL STATEMENTS

                                         AMERICAN OIL & GAS, INC.
                                      (formerly Dr. GoodTeeth.Com)
                                      (A Development Stage Company)
                                             BALANCE SHEETS
                                                                       9/30/03               12/31/02
                                                                     (UNAUDITED)
                                                ASSETS
CURRENT ASSETS
   Cash                                                              $ 1,450,202            $    83,516
   Receivables                                                            29,853                   --
   Advances and prepaids                                                   7,899                   --
                                                                     -----------            -----------
      Total Current Assets                                             1,487,954                 83,516

PROPERTY AND EQUIPMENT
   Office equipment                                                        1,716
   Producing oil and gas properties                                      389,666
  Undeveloped oil and gas properties                                   1,333,239                   --
                                                                     -----------            -----------
       Total property and equipment                                    1,711,453                   --
   Less-accumulated depreciation, depletion and amortization              (8,413)
                                                                     -----------            -----------
       Net property and equipment                                      1,716,208                   --

   Other assets                                                            6,492                   --
                                                                     -----------            -----------
                                                                     $ 3,210,654            $    83,516
                                                                     ===========            ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $   296,273            $      --
   Preferred dividends payable                                             5,137                   --
                                                                     -----------            -----------
      Total current liabilities                                          301,410                   --

LONG TERM LIABILITIES
   Asset retirement obligations                                           13,828                   --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A preferred stock, $.001 par value,
      authorized 175,000 shares
            Issued and outstanding - 67,000 shares at 9/30/03
             and 0 shares at 12/31/02                                         67                   --
   Common stock, $.001 par value, authorized 100,000,000 shares
            Issued and outstanding - 24,275,964 shares at 9/30/03
            and 37,747,464 shares at 12/31/02                             24,276                 37,747
   Additional paid-in capital                                          4,110,351                211,117
   Deferred compensation expense                                        (494,375)                  --
   (Deficit) accumulated during the development stage                   (744,903)              (165,348)
                                                                     -----------            -----------
                                                                       2,895,416                 83,516
                                                                     -----------            -----------
                                                                     $ 3,210,654            $    83,516
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
                                                           Ended          Ended            Ended         Ended          Through
                                                          9/30/03        9/30/02          9/30/03       9/30/02          9/30/03

REVENUES

Oil and gas sales                                      $     29,853    $       --      $     29,853    $       --      $     29,853
                                                       ------------    ------------    ------------    ------------    ------------


OPERATING EXPENSES
   Lease operating                                           12,995            --            12,995            --            12,995

   General and administrative                               210,036           1,077         587,340           4,231         752,688
   Depletion, depreciation and amortization                   9,073            --             9,073            --             9,073
                                                       ------------    ------------    ------------    ------------    ------------
                                                            232,104           1,077         609,408           4,231         774,756


NET (LOSS)                                                 (202,251)         (1,077)       (579,555)         (4,231)       (744,903)

    Less dividends on preferred stock                         5,137            --             5,137            --             5,137
                                                       ------------    ------------    ------------    ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS                      $   (207,388)   $     (1,077)   $   (584,692)   $     (4,231)   $   (750,040)

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                               $      (0.01)   $      (0.00)   $      (0.02)   $      (0.00)   $      (0.02)
                                                       ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -BASIC AND DILUTED             23,631,344      33,000,000      23,678,413      33,000,000      31,126,736
                                                       ============    ============    ============    ============    ============


                                                                      4








                                               AMERICAN OIL & GAS, INC.
                                            (formerly Dr. GoodTeeth.Com)
                                            (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                    Cumulative Amounts
                                                                                                      from Inception
                                                                9/30/03              9/30/02         Through 9/30/03
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                   $  (579,555)         $    (4,321)         $  (744,903)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
    Stock issued for services                                     70,625                 --                214,489
    Accretion of asset retirement obligation                         660                 --                    660
     Depletion, depreciation and amortization                      8,413                 --                  8,413
Changes in assets and liabilities
   (Increase) decrease in receivables                            (29,853)                --                (29,853)
   (Increase in other assets                                      (6,492)                --                 (6,492)
   (Increase) in advances and prepaids                            (7,899)                --                 (7,899)

    Increase in A/P and accrued liabilities                       22,067                 --                 22,067
                                                             -----------          -----------          -----------
Net cash (used) by operating activities                         (522,034)              (4,321)            (543,518)
                                                             -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for office equipment                                (1,716)                --                 (1,716)
   Cash paid for oil and gas properties                       (1,435,531)                --             (1,435,531)
                                                             -----------          -----------          -----------
Net cash (used) in investing activities                       (1,437,247)                --             (1,437,247)
                                                             -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common and preferred stock            3,598,875                 --              3,703,875
   Cash paid for offering costs                                 (272,908)                --               (272,908)
                                                             -----------          -----------          -----------

Net cash provided by financing activities                      3,325,967                 --              3,430,967
                                                             -----------          -----------          -----------

                                                             -----------          -----------          -----------
NET (DECREASE) INCREASE IN CASH                                1,366,686               (4,321)           1,450,202

CASH, BEGINNING OF PERIODS                                        83,516               88,868                 --
                                                             -----------          -----------          -----------
CASH, END OF PERIODS                                         $ 1,450,202          $    85,547          $ 1,450,202
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

     The Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") commencing with the fiscal year ending December 31, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. During the quarter ended September 30, 2003, we completed and commenced initial production from four coal bed methane wells. These are the only assets to which FAS No. 143 would apply. At September 30, 2003, we have included $13,168 in oil and gas properties and reflect an asset retirement obligation of $13,828, associated with our adoption of SFAS No. 143. During the quarter ended September 30, 2003, we reflect a charge to depreciation, depletion and amortization of $317 and accretion of the asset retirement obligation of $660.


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

     We recorded losses of $202,251 (one cent per common share) and $579,555 (two cents per common share) for the quarter and nine months ended September 30, 2003, respectively.

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

       Signatures                   Title                            Date
       ----------                   -----                            ----


 /s/ Patrick D.  O'Brien       Chief Executive Officer and         May 6, 2004
------------------------       Chairman of The Board of
Patrick D. O'Brien             Directors



 /s/ Andrew P. Calerich        President, Chief Financial          May 6, 2004
------------------------       Officer and Director
Andrew P. Calerich

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