Form 10QSB
period 2004-03-31
AMERICAN OIL & GAS INC
filed 2004-05-14
CIK 1120916

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    --------------


                           Commission File No. 0-31547


                            AMERICAN OIL & GAS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                              88-0451554
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                    1050 17th Street, Suite 1850, Denver, CO        80265
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip Code)


        Registrant's telephone number, including area code (303) 991-0173
                                                           --------------

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

The total shares of $.001 Par Value Common Stock outstanding at May 13, 2004 was 25,926,202


   Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            AMERICAN OIL & GAS, INC.
                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements....................................    3

                  Balance Sheets - March 31, 2004 (Unaudited) and
                                   December 31, 2003......................    3

                  Statements of Operations - Three Months Ended
                  March 31, 2004 and March 31, 2003 (Unaudited)...........    4

                  Statements of Cash Flows - Three Months Ended
                  March 31, 2004 and March 31, 2003 (Unaudited)...........    5

                  Notes to Financial Statements...........................    6

                  Summary of Significant Accounting Policies..............    6

         Item 2.  Management's Plan of Operation and Discussion and
                  Analysis of Financial Condition and Results of
                  Operations..............................................    8

         Item 3. Controls and Procedures..................................    13

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds; Recent Sales
                   of Unregistered Securities.............................    13

         Item 6.  Exhibits and Reports on Form 8-K........................    13


Signatures................................................................    14

         Index to Exhibits................................................    15



                                                 PART I

ITEM 1.   FINANCIAL STATEMENTS


                                        AMERICAN OIL & GAS, INC.
                                             BALANCE SHEETS


                                                                               3/31/04        12/31/03
                                                                              (UNAUDITED)
                                                 ASSETS

CURRENT ASSETS
   Cash                                                                      $ 2,715,844    $ 1,066,458
   Receivables                                                                    35,807         45,742
   Advances and prepaids                                                          45,693         66,789
                                                                             -----------    -----------
       Total current assets                                                    2,797,344      1,178,989

PROPERTY AND EQUIPMENT
   Office equipment                                                                7,221          7,221
   Producing oil and gas properties                                            1,019,284      1,167,279
  Undeveloped oil and gas properties                                             725,832        790,019
                                                                             -----------    -----------
       Total property and equipment                                            1,752,337      1,964,519
   Less-accumulated depreciation, depletion and amortization                     (53,640)       (33,475)
                                                                             -----------    -----------
       Net property and equipment                                              1,698,697      1,931,044

                                                                             -----------    -----------
                                                                             $ 4,496,041    $ 3,110,033
                                                                             ===========    ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $   357,230    $   408,348
   Preferred dividends payable                                                    33,346         18,020
                                                                             -----------    -----------
      Total current liabilities                                                  390,576        426,368

LONG TERM LIABILITIES
   Asset retirement obligations                                                   31,118         30,688
                                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A preferred stock, $.001 par value,  authorized 175,000 shares
            Issued and outstanding - 67,000 shares at 3/31/04 and 12/31/03            67             67
   Common stock, $.001 par value, authorized 100,000,000 shares
            Issued and outstanding - 25,926,202 shares at 3/31/04
             and 24,388,702 shares at 12/31/03                                    25,926         24,389
   Additional paid-in capital                                                  5,529,808      4,018,601
   Deferred compensation expense                                                (353,125)      (423,750)
   Accumulated  (deficit)                                                     (1,128,329)      (966,330)
                                                                             -----------    -----------
                                                                               4,074,347      2,652,977
                                                                             -----------    -----------
                                                                             $ 4,496,041    $ 3,110,033
                                                                             ===========    ===========


                                 The accompanying notes are an integral
                                   part of the financial statements.

                                                   3

                            AMERICAN OIL & GAS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


--------------------------------------------------------------------------------


                                                      Three           Three
                                                      Months          Months
                                                      Ended           Ended
                                                     3/31/04         3/31/03
                                                   ------------    ------------
REVENUES
Oil and gas sales                                  $     67,914    $       --
                                                   ------------    ------------

OPERATING EXPENSES
   Lease operating                                       20,212            --
   General and administrative                           189,189         235,880
   Depletion, depreciation and amortization              20,512            --
                                                   ------------    ------------
                                                        229,913         235,880


NET (LOSS)                                             (161,999)       (235,880)

    Less dividends on preferred stock                    15,326            --
                                                   ------------    ------------

NET (LOSS) TO COMMON
STOCKHOLDERS                                       $   (177,325)   $   (235,880)
                                                   ============    ============

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                           $      (0.01)   $      (0.01)
                                                   ============    ============


COMMON SHARES OUTSTANDING -BASIC AND DILUTED         25,894,883      24,496,350
                                                   ============    ============


                     The accompanying notes are an integral
                       part of the financial statements.



                                 AMERICAN OIL & GAS, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)



                                                                3/31/04        3/31/03
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $  (161,999)   $  (235,880)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
    Stock issued for services                                      81,125           --
     Accretion of asset retirement obligation                         347           --
     Depletion, depreciation and amortization                      20,165           --
Changes in assets and liabilities
   Decrease (increase) in receivables                               9,936        (19,581)
   Decrease in advances and prepaids                               21,094           --
   (Decrease) increase in A/P and accrued liabilities             (51,116)       123,185
                                                              -----------    -----------
Net cash (used) by operating activities                           (80,448)      (132,276)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of oil and gas properties                  326,247           --
   Cash paid for oil and gas properties                          (113,982)      (440,793)
                                                              -----------    -----------
Net cash provided (used) by investing activities                  212,265       (440,793)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                           1,525,000      1,000,000
   Cash paid for offering costs                                    (7,431)       (66,181)
                                                              -----------    -----------
Net cash provided by financing activities                       1,517,569        933,819

                                                              -----------    -----------
NET INCREASE IN CASH                                            1,649,386        360,750

CASH, BEGINNING OF PERIODS                                      1,066,458         83,516
                                                              -----------    -----------
CASH, END OF PERIODS                                          $ 2,715,844    $   444,266
                                                              ===========    ===========


                          The accompanying notes are an integral
                            part of the financial statements.

                                            5

                            AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                                   (UNAUDITED)
                                 March 31, 2004


     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the entire year.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2003.

Nature of  Business

     The Company is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States.

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

          CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2004, there were no cash equivalents.

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

          REVENUE RECOGNITION - The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells.

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

          SHARE BASED COMPENSATION- In October 1995, SFAS No. 123 "Accounting for Stock Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock options or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

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

Oil and Gas Properties

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the current accounting of such mineral rights as part of crude oil and natural gas properties is appropriate under the full cost method of accounting. However, there is an alternative view that reclassification of mineral rights to intangible assets may be necessary. If a reclassification of contractual mineral rights from oil and gas properties to long term intangible assets is required, then the reclassified amount as of March 31, 2004 would be approximately $1,077,586. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

     The Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. At March 31, 2004, we include $27,981 in oil and gas properties, and an asset retirement obligation of $31,118, associated with our adoption of SFAS No.
143. During the quarter ended March 31, 2004, we reflect a charge to depreciation, depletion and amortization of $455 and accretion of the asset retirement obligation of $347.

     During the quarter ended March 31, 2004, we sold one-third of our interest in the Big Sky project (see ITEM 2. - Management's Plan of Operation and Discussion and Analysis of Financial Condition and Results of Operations, Overview - Big Sky Project) for cash of $326, 247.

Common Stock

     In March 2004, we received $1,525,000 in gross proceeds in a private placement from two accredited investors. We sold 1,525,000 shares of our common stock at $1.00 per share and issued 1,525,000 warrants to purchase 1,525,000 shares at an exercise price of $1.00 per share. The warrants will expire on August 31, 2004, if not exercised. We did not pay a placement commission or agent fee associated with this funding and provided only for piggyback registration rights. This private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to,
Section 3(b), as well as Rule 505 of Regulation D under the Securities Act of 1933. The shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale. In conjunction with this sale, we sold one-third of our interests in the Big Sky project to an entity related to the investor that purchased 1.5 million of the units for cash of $326,247.

Related Party Transactions

     During the quarter ended March 31, 2004, the Company reimbursed Tower Energy Corporation for the Company's share of oil and gas related expenditures and administrative related expenditures in the amount of $7,246. We also paid a total of $6,840 to Tower for the Company's share of the office lease where the Company shares common office space with Tower.

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

     In 2003, we purchased oil and gas leasehold interests in and to approximately 22,200 net unproved and undeveloped acres in Montana and Wyoming, from Tower Colombia Corporation, a Colorado corporation ("Tower"), and North Finn, LLC, a Wyoming limited liability company ("North Finn"). In that transaction, we purchased a fifty percent (50%) ownership share of Tower and North Finn's leasehold interests in the Krejci Prospect, located in Niobrara County, Wyoming, the Bear Creek Prospect located in Carbon County, Montana and in certain coal bed methane leases located in the Powder River Basin of Wyoming. Each of these projects comprised only unproved and undeveloped mineral leases.

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

     The following is a summary of the current status of our notable oil and gas exploration/development projects:

Big Sky Project, Richland County, Montana

     We own a 13.33% share of approximately 12,000 net leasehold acres in the Big Sky Project in Richland County, Montana. The project is a horizontal drilling program targeting the Mississippian Bakken Formation. The Bakken Formation underlies most of the deeper portion of the Williston Basin in Montana and North Dakota. While the Bakken is recognized as the primary source of oil produced from overlying conventional Mississippian reservoirs, it is also known as an oil reservoir in its own right. Specifically, the Bakken has yielded 30 million barrels of oil from the old upper shale play in Billings, McKenzie and Golden Valley Counties, North Dakota, and already, an additional 3.5 million barrels of oil from the current middle siltstone play in Richland County, Montana. The North Dakota play succeeded or failed on the presence or lack of natural fractures in a poor matrix reservoir. The Richland County play has a significant advantage in that it has a primary dolomitic siltstone reservoir with modest porosity and permeability.

     We have participated in the drilling and completion of two dual horizontal lateral wells in this area with a .83% interest in each well. During the quarter ended March 31, 2004, we recorded approximately $23,600 in oil and gas revenues, net to our interests, from these two wells. We expect to participate in the drilling of eight additional gross wells (a total of approximately 0.68 net wells, or about seven-tenths of a well, net to our interest) through December 2004 with working interests ranging from 0.83 percent to 13.3 percent. We anticipate that total capital required for our working interest in these eight wells will be approximately $1.5 million. Including the wells drilled during 2004, we anticipate participating in a total of 52 gross (approximately 2.5 net wells) over the next three years.

     Krejci Oil Project (Powder River Basin, Wyoming)

     We own a 50% working interest in a Mowry Oil Shale project located in and around the Krejci Field. Currently, our acreage position consists of approximately 38,100 gross (approximately 18,800 net) leasehold acres.

     Oil content of the Mowry Shale has been assayed to be 17 gallons per ton. The oil content in the Mowry in this area could be 94 million barrels per square mile. The amount of recoverable oil will depend on the natural fracturing that has occurred in the area and the effectiveness of advanced drilling and stimulation techniques. Our acreage position is located on the Southeastern edge of the Powder River Basin near the Lance Creek (basin-bounding) thrust fault. This fault shifts in strike from north-south to east-west in the prospect area, causing the area to be greatly stressed and potentially fractured. In addition, a brittle, clean siliceous sandstone lies stratigraphically in the center of the Mowry Shale. We believe that the fracturing mechanism (out of basin faulting) and the layer of sandstone within the shale, which are both present in the Krejci area, make this an excellent choice for seeking to establish commercial production from the Mowry Shale. Nevertheless, it is possible for reservoirs to be fractured only in isolated areas, and we are not assured that wells we drill in this area will be productive.

     Mowry oil production was established on the Prospect in the Krejci Field in the early 1960s when three wells drilled to the lower Dakota formation were completed in the Mowry after excellent oil shows were noted during drilling. These three wells, in which we have no interest, produced commercial quantities of oil without the benefit of modern stimulation techniques. We believe that by employing modern drilling, completion and stimulation techniques, production rates and ultimate recovery could be improved.

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

     We own a 100% working interest in seven wells that have been drilled at our West Recluse Area. Four of those wells have been connected to sales lines and are producing natural gas; the three other wells commenced initial production subsequent to March 31, 2004. We believe that a total of 47 more wells could be drilled on this acreage, where we own a 50% working interest with Tower and North Finn owning the other 50%.

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

Bear Creek Coal Bed Methane Prospect (Big Horn Basin, Montana)

     We own a 50% working interest in this approximately 18,000 gross leasehold acres (approximately 9,000 leasehold acres net to our interest) coalbed methane prospect in Carbon County Montana (Northern Big Horn Basin). Tower and North Finn own the remaining 50% working interest. We estimate the prospect contains nine different coalbeds with total net thickness estimated to range from 30 to 130 feet. Other highlights of this prospect are high quality gas composition, water quality that may allow surface discharge, and market potential for any gas production.

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

     The West Rozel field was discovered by Amoco as a result of an extensive exploration program conducted over the Great Salt Lake from mid-1978 to early 1981. The seismically defined structure at West Rozel is a complexly faulted anticline about three miles long and over a mile wide. The reservoir is Pliocene basalt with an oil column up to 290 feet in thickness. All three test wells drilled by Amoco on the structure, encountered oil pay, although none of the wells have been commercially produced.

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

Southern Powder River Basin Acreage, Wyoming

     Subsequent to March 31, 2004, we, along with Tower and North Finn, signed a letter of intent to enter into an option agreement which will allow the Company to earn a 50% interest in approximately 90,000 gross undeveloped leasehold acres in Converse County, Wyoming. Tower and North Finn will earn the remaining 50% interest. The option allows earning of the interests through a series of cash payments and drilling commitments. Subject to due diligence, the Company expects to sign a formal purchase and sale agreement on or before June 1, 2004. The Company has identified multiple exploration opportunities within the identified acreage block.

Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003; and should further be read in conjunction with the financial statements and notes thereto included in this report.

     We recorded losses of $161,999 (one cent per common share) and $235,880 (one cent per common share) for the quarters ended March 31, 2004 and 2003 respectively.

     During the quarter ended March 31, 2003, we did not have any oil and gas operations, and our primary activities were the raising of capital and the transition into the business of oil and gas exploration and production. During the quarter ended March 31, 2004, we recorded income from oil and gas operations and our general and administrative expenses (especially the actual cash paid) are significantly lower.

     We recorded $43,893 in revenues from the sale of 12,133 MCF of natural gas for the quarter ended March 31, 2004, for an average net price of $3.62 per MCF. We recorded $24,021 in revenues from the sale of 772 barrels of oil for the quarter ended March 31, 2004, for an average net price of $31.12 per barrel. Lease operating expenses and production taxes were $20,212, so that net income from oil and gas operations was $47,702. We had no oil or gas producing operations during the quarter ended March 31, 2003

     We recorded $189,189 and $235,880 in general and administrative expenses during the quarters ended March 31, 2004 and 2003, respectively. Included in the quarter ended March 31, 2004 is a non-cash charge of $70,625 to compensation expense to reflect the pro-rata quarterly value of common stock to be paid to our President and CFO through the second quarter of 2005, as a component of his employment agreement. Also included in the quarter ended March 31, 2004 is a $10,500 non-cash charge to Directors' expense for the value of common stock paid to one of our Directors.

Liquidity and Capital Resources

     During the quarter ended March 31, 2004, we received a total of $1,525,000 (approximately $1,518,000 net of fees and commissions) through the sale of 1,525,000 shares of Common Stock at $1.00 per share. We also received a total of $326,247 from the sale of one-third of our interests in our Big Sky Project. At March 31, 2004, we had a working capital amount of approximately $2,407,000.

     We expect that our current cash position will be sufficient to fund our known cash requirements during the calendar year 2004, although we intend to continue financing efforts to support additional oil and gas operations. We expect our total cash requirements for the next 12 months to be approximately $2,500,000 to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other oil and gas related costs such as land and geological costs. We expect to be able to fund these requirements with existing capital and expected cash flow from oil and gas operations. We may require additional capital to fund additional drilling in our identified and other projects. Accordingly, we may need to raise additional capital through sale of equity or debt.

     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements. We paid approximately $114,000 during the quarter ended March 31, 2004 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.

ITEM 3.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART II.
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities

          During the quarter ended March 31, 2004, the Company sold, pursuant to
     Section 3(b), as well as Rule 505 of Regulation D under the Securities Act of 1933, 1,525,000 shares of its common stock at a price of $1.00 per share to a total of two (2) accredited investors. Net of fees and commissions, the Company received proceeds of approximately $1,518,000.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

               Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-QSB, which is incorporated herein by reference.

     (b) During the quarter ended March 31, 2004, we filed two reports on Form 8-K:

               A Form 8-K was filed on March 18, 2004 disclosing a news release dated March 18, 2004, which announced the Company's receipt of $1.826 million from a private placement and asset sale.

               A Form 8-K was filed on March 30, 2004 disclosing a news release dated March 30, 2004, which provided an operations overview.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Signatures                        Title                         Date
       ----------                        -----                         ----

/s/  Patrick D. O'Brien      Chief Executive Officer and            May 14, 2004
------------------------     Chairman of The Board of Directors
     Patrick D. O'Brien



/s/  Andrew P. Calerich      President, Chief Financial Officer     May 14, 2004
------------------------     and Director
     Andrew P. Calerich

                                INDEX TO EXHIBITS

      Exhibits marked with an asterisk have been filed previously with the commission and are incorporated herein by reference.

------------- ----------------------- ------------------------------------------
EXHIBIT NO.          DESCRIPTION
------------- ------ -----------------------------------------------------------

------------- ------ -----------------------------------------------------------
31.1                 302 Certification of Chief Executive Officer
------------- ------ -----------------------------------------------------------
31.2                 302 Certification of Chief Financial Officer
------------- ------ -----------------------------------------------------------
32.1                 906 Certification of Chief Executive Officer
------------- ------ -----------------------------------------------------------
32.2                 906 Certification of Chief Financial Officer
------------- ------ -----------------------------------------------------------

------------- ------ -----------------------------------------------------------