Form 10QSB
period 2004-06-30
AMERICAN OIL & GAS INC
filed 2004-08-16
CIK 1120916

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to_______
                                        ---------------          --------------


                           Commission File No. 0-31547


                            AMERICAN OIL & GAS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                                88-0451554
-----------------------------                               --------------------
  (State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)


  1050 17th Street, Suite 1850, Denver, CO                             80265
-----------------------------------------------------                 --------
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

The total shares of $.001 Par Value Common Stock outstanding at August 13, 2004 was 25,938,702


     Transitional Small Business Disclosure Format (Check One) Yes [  ] No [ X ]

                            AMERICAN OIL & GAS, INC.
                                   FORM 10-QSB
                                      INDEX





PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................  3

              Balance Sheets - June 30, 2004 (Unaudited) and
              December 31, 2003 ...........................................  3

              Statements of Operations - Three Months and Six Months Ended
              June 30, 2004 and June 30, 2003 (Unaudited)..................  4

              Statements of Cash Flows - Six Months Ended June 30, 2004
              and June 30, 2003 (Unaudited)................................  5

              Notes to Financial Statements................................  6

              Summary of Significant Accounting Policies...................  6

              Item 2.  Management's Plan of Operation and Discussion
                       and Analysis of Financial Condition and
                       Results of Operations...............................  8

     Item 3. Controls and Procedures....................................... 13

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders........... 14

     Item 6.  Exhibits and Reports on Form 8-K............................. 14

     Signatures............................................................ 15

     Index to Exhibits..................................................... 16



                                                      PART I
ITEM 1. FINANCIAL STATEMENTS

                                              AMERICAN OIL & GAS, INC.
                                                   BALANCE SHEETS
                                                                                   6/30/04              12/31/03
                                                                                 (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $ 1,837,581          $ 1,066,458
   Receivables                                                                       109,995               45,742
   Advances and prepaids                                                              27,977               66,789
                                                                                 -----------          -----------
      Total Current Assets                                                         1,975,553            1,178,989
                                                                                 -----------          -----------

PROPERTY AND EQUIPMENT
   Office equipment                                                                    7,221                7,221
   Producing oil and gas properties                                                1,123,377            1,167,279
  Undeveloped oil and gas properties                                               1,401,289              790,019
                                                                                 -----------          -----------
       Total property and equipment                                                2,531,887            1,964,519
  Less-accumulated depreciation, depletion and amortization                          (74,407)             (33,475)
                                                                                 -----------          -----------
       Net property and equipment                                                  2,457,480            1,931,044
                                                                                 -----------          -----------
                                                                                 $ 4,433,033          $ 3,110,033
                                                                                 ===========          ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $   385,626          $   408,348
   Preferred dividends payable                                                        48,672               18,020
                                                                                 -----------          -----------
      Total current liabilities                                                      434,298              426,368
                                                                                 -----------          -----------

LONG TERM LIABILITIES
   Asset retirement obligations                                                       31,507               30,688
                                                                                 -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A preferred stock, $.001 par value, authorized 175,000 shares
      Issued and outstanding - 67,000 shares at 6/30/04 and 12/31/03                      67                   67
   Common stock, $.001 par value, authorized 100,000,000 shares
      Issued and outstanding - 25,938,702 shares at 6/30/04
      and 24,388,702 shares at 12/31/03                                               25,938               24,389
   Additional paid-in capital                                                      5,540,757            4,018,601
   Deferred compensation expense                                                    (282,500)            (423,750)
   Accumulated  (deficit)                                                         (1,317,034)            (966,330)
                                                                                 -----------          -----------
                                                                                   3,967,228            2,652,977
                                                                                 -----------          -----------
                                                                                 $ 4,433,033          $ 3,110,033
                                                                                 ===========          ===========

                       The accompanying notes are an integral part of the financial statements.



                                                AMERICAN OIL & GAS, INC.
                                                STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                     Three               Three                Six                 Six
                                                     Months              Months              Months              Months
                                                     Ended               Ended               Ended               Ended
                                                    6/30/04             6/30/03             6/30/04             6/30/03
REVENUES
   Oil and gas sales                              $     79,763        $       --          $    147,677        $       --
                                                  ------------        ------------        ------------        ------------
                                                        79,763                --               147,677                --

OPERATING EXPENSES
   Lease operating                                      14,710                --                34,922                --
   General and administrative                          233,625             141,424             422,813             377,304
   Depletion, depreciation and amortization             21,051                --                41,564                --
                                                  ------------        ------------        ------------        ------------
                                                       269,386             141,424             499,299             377,304

OTHER INCOME
   Investment income                                       918                --                   918                --
                                                  ------------        ------------        ------------        ------------
NET (LOSS)                                            (188,705)           (141,424)           (350,704)           (377,304)

Less dividends on preferred stock                       15,326                --                30,652                --

NET (LOSS) TO COMMON
                                                  ------------        ------------        ------------        ------------
STOCKHOLDERS-BASIC AND DILUTED                    $   (204,031)       $   (141,424)       $   (381,356)       $   (377,304)
                                                  ============        ============        ============        ============


NET (LOSS) PER COMMON
SHARE-BASIC AND DILUTED                           $      (0.01)       $      (0.01)       $      (0.02)       $      (0.02)
                                                  ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           25,926,202          22,744,519          25,283,139          23,702,337
                                                  ============        ============        ============        ============


                           The accompanying notes are an integral part of the financial statements.




                                        AMERICAN OIL & GAS, INC.
                                       STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                 6/30/04                  6/30/03
                                                               -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                     $  (350,704)             $  (377,304)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
    Stock issued for services                                       26,251                     --
    Deferred compensation                                          141,250                     --
     Accretion of asset retirement obligation                          632                     --
     Depletion, depreciation and amortization                       40,932                     --
Changes in assets and liabilities
   (Increase) in receivables                                       (14,252)                  (9,116)
   Decrease in advances and prepaids                                38,810                     --

   (Decrease) increase in A/P and accrued liabilities             (387,954)                  50,197
                                                               -----------              -----------
Net cash (used) by operating activities                           (505,035)                (336,223)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of oil and gas properties                   326,247                     --
   Cash paid for oil and gas properties                           (567,659)                (864,553)
                                                               -----------              -----------
Net cash provided (used) by investing activities                  (241,412)                (864,553)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                            1,525,000                2,330,000
   Cash paid for offering costs                                     (7,430)                (146,021)
                                                               -----------              -----------
Net cash provided by financing activities                        1,517,570                2,183,979

                                                               -----------              -----------
NET INCREASE IN CASH                                               771,123                  983,203

CASH, BEGINNING OF PERIODS                                       1,066,458                   83,516
                                                               -----------              -----------
CASH, END OF PERIODS                                           $ 1,837,581              $ 1,066,719
                                                               ===========              ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW                                6/30/04                 6/30/03
INFORMATION
                                                               -----------              -----------
   Cash paid for interest                                      $      --                $      --
                                                               ===========              ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
                                                               -----------              -----------
   Stock issued for services                                   $    26,251              $      --
                                                               ===========              ===========

                                                               -----------              -----------
   Stock based deferred compensation                           $   141,250              $      --
                                                               ===========              ===========
                                                               -----------              -----------
   Warrants issued for oil and gas consulting services         $    10,537              $      --
                                                               ===========              ===========


            The accompanying notes are an integral part of the financial statements.

                                              5

                            AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                                   (UNAUDITED)
                                  June 30, 2004

     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the entire year.

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

Note 1 - Significant Accounting Policies

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2004, we had $1,810,918 in cash equivalents.

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

     SHARE BASED COMPENSATION- In October 1995, SFAS No. 123 "Accounting for Stock Based Compensation" was issued. This standard defines a fair value based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

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

Note 2 - Oil and Gas Properties

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the current accounting of such mineral rights as part of oil and gas properties is appropriate under the full cost method of accounting. However, there is an alternative view that reclassification of mineral rights to intangible assets may be necessary. If a reclassification of contractual mineral rights from oil and gas properties to long term intangible assets is required, then the reclassified amount as of June 30, 2004 would be approximately $1,449,631. Management does not believe that the ultimate outcome of this issue will have a significant impact on the Company's cash flows, results of operations or financial condition.

     The Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's useful life. At June 30, 2004, we include $28,085 in oil and gas properties, and an asset retirement obligation of $31,507, associated with our adoption of SFAS No.
143. During the quarter ended June 30, 2004, we reflect a charge to depreciation, depletion and amortization of $1,043 and accretion of the asset retirement obligation of $285.

Note 3 - Common Stock

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

Note 4 - Related Party Transactions

     During the quarter ended June 30, 2004, the Company reimbursed Tower Energy Corporation for the Company's share of oil and gas related expenditures and administrative related expenditures in the amount of $61,659. We also paid a total of $6,840 to Tower for the Company's share of the office lease where the Company shares common office space with Tower. Patrick O'Brien, our Chief Executive Officer and Chairman, and Kendell Tholstrom, another of our directors, together own a majority of Tower.


ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined in our notes to financial statements.

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

     We currently own interests in three gross (.0285 net) producing wells here, and during the quarter ended June 30, 2004 these wells produced a cumulative total of 97,400 boe (678 barrels of oil equivalent net to the Company's interest). We own a 13.3% working interest in the Matador 1-13H well, which recently finished drilling and is awaiting completion. We currently anticipate that this well should be producing by early September 2004. We own a 1.67% working interest in the recently completed Obergfell Trust 13X-13 well, which was drilled in the southeastern portion of the producing area. We own a 6.48% working interest in the Avenger 1-12H well, which commenced drilling on July 31, 2004 and is expected to take approximately 45 days to drill. In addition to the above wells, we expect to participate in four additional wells and own interests in 10 gross wells (approximately 7/10th's of one net well) here by year-end 2004. Including the wells drilled during 2004, we anticipate participating in a total of 52 gross (approximately 2.5 net wells) over the next three years.

Krejci Oil Project (Powder River Basin, Wyoming)

     We own a 50% working interest in a Mowry Oil Shale project located in and around the Krejci Field. Currently, our acreage position consists of approximately 38,100 gross (approximately 18,800 net) leasehold acres.

     Our acreage position is located on the Southeastern edge of the Powder River Basin near the Lance Creek thrust fault. This fault shifts in strike from north-south to east-west in the prospect area, causing the area to be greatly stressed and potentially fractured. In addition, a brittle, clean siliceous sandstone lies stratigraphically in the center of the Mowry Shale. We believe that the fracturing mechanism (out of basin faulting) and the layer of sandstone within the shale, which are both present in the Krejci area, make this an excellent choice for seeking to establish commercial production from the Mowry Shale. Nevertheless, it is possible for reservoirs to be fractured only in isolated areas, and we are not assured that wells we drill in this area will be productive.

     Mowry oil production was established on the Prospect in the Krejci Field in the early 1960s when three wells drilled to the lower Dakota formation were completed in the Mowry after excellent oil shows were noted during drilling. These three wells, in which we have no interest, produced commercial quantities of oil without the benefit of modern stimulation techniques. We believe that by drilling to the same formation in this area, and by employing modern drilling, completion and stimulation techniques, production rates and ultimate recovery could be improved.

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

     We recently signed an agreement for a private company to drill either two horizontal or four vertical wells to test the Mowry formation within this acreage. The agreement covers approximately 20,000 gross (approximately 10,000 net) leasehold acres. The private company will retain 100% working interest in each well drilled and in three of the eight offset locations surrounding that well. We expect to benefit not only from the information received from drilling, but also from the addition of one or more proved undeveloped locations for each successful well drilled. Under a continuous drilling obligation, the private company has the right to drill up to 10 additional wells and earn three more offset locations for each well drilled. We have retained the right to participate in any or all drilling and could own up to 18.75% in each of the private company initial and offset wells, 31.25% to 50% in the other offset locations and 50% in all other acreage. We expect drilling to commence by August 31, 2004, subject to rig availability.

Douglas Project - Southern Powder River Basin, Wyoming

     During the quarter ended June 30, 2004, we, entered into an option agreement which will allow us to earn a 50% interest in approximately 103,000 gross (approximately 98,000 net) undeveloped leasehold acres in Converse and Niobrara counties, Wyoming, in the area of our Douglas project. We have a 50% interest in the option acquired, and Tower and North Finn have the remaining 50% interest. We have identified multiple exploration opportunities within the identified acreage block.

     Our initial focus will be on the Fetter Field, which is a Niobrara/Frontier natural gas field originally discovered in the 1960's. The Niobrara/Frontier here is in an over-pressured area of the Powder River Basin, and occurs at about 11,500 feet. There have been a number of wells drilled at various times over the past 40 years and there is current production in the field from four 1990's wells that are owned by others. We believe that the potential economics from new wells drilled here could be enhanced by; 1) advances in drilling equipment that could significantly reduce drilling times, thereby reducing drilling costs, 2) advances in drilling techniques, such as under-balanced and horizontal drilling that could enable us to reduce or eliminate reservoir damage and increase reservoir contact, resulting in enhanced flow rates, and 3) advances in stimulation technologies, primarily fracturing techniques that have been used successfully in other areas to increase production profiles and lengthen productive lives of wells. As an additional advantage, there is a natural gas processing facility with excess capacity located within our acreage that, if we are successful with initial drilling, should enable us to immediately connect wells to sales lines. We continue to perform geological and engineering evaluations and have begun to present this project to potential joint venture participants.

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

West Rozel, Box Elder County, Utah

     We, along with our partners Tower and North Finn, were the successful bidders on two leases in the May 2003 State of Utah lease sale. We have a 50% interest in 6,400 gross (3,200 net to our interest) leasehold acres, that completely covers a large accumulation of heavy oil at a depth of about 2,250 feet. Tower and North Finn own the remaining 50% interest.

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

Coalbed Methane Projects (Powder River Basin, Wyoming)

     We have evaluated our ownership in the approximately 4,400 gross (2,200 net to our interest) leasehold acres in the Powder River Basin of Wyoming, in areas we refer to as West Recluse, Glasgow and Bill and in the seven currently producing wells that we own at West Recluse. Because this is not a core area of development and because we feel our other projects offer greater opportunity for larger development potential, we have decided to sell a major portion of our ownership in this area and redeploy sales proceeds into our other projects.

     During the quarter ended June 30, 2004, we signed a purchase and sale agreement to sell 90% of our interest in this acreage position. We will also sell 90% of our interest in the existing seven producing West Recluse wells. The sale is expected to close by November 1, 2004. As part of the agreement, the purchaser is required to drill and equip at least twelve new wells on this acreage by September 1, 2004. The purchaser will pay 100% of the costs, and we will retain a 5% carried working interest in these wells and in any future wells on these acreage positions. We expect to receive sales proceeds of approximately $1.2 million.

Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003; and should further be read in conjunction with the financial statements and notes thereto included in this report.

The quarter ended June 30, 2004 compared with the quarter ended June 30, 2003.

     We recorded losses of $188,705 (one cent per common share) and $141,424 (one cent per common share) for the quarters ended June 30, 2004 and 2003, respectively.

     During the quarter ended June 30, 2003, we did not have any oil and gas operations, and our primary activities were the raising of capital and the transition into the business of oil and gas exploration and production.

     We recorded $49,236 in revenues from the sale of 11,228 MCF of natural gas for the quarter ended June 30, 2004, for an average net price of $4.39 per MCF. We recorded $30,527 in revenues from the sale of 815 barrels of oil for the quarter ended June 30, 2004, for an average net price of $37.47 per barrel. Lease operating expenses and production taxes were $14,710, so that net income from oil and gas operations was $65,053. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations for the quarter ended June 30, 2004 of $19,305, or $7.18 per barrel of oil equivalent produced.

     We recorded $233,625 and $141,424 in general and administrative expenses during the quarters ended June 30, 2004 and 2003, respectively. Included in the quarter ended June 30, 2004 is a non-cash charge of $70,625 to compensation expense to reflect the pro-rata quarterly value of common stock to be paid to our President and CFO through the second quarter of 2005, as a component of his employment agreement, and a $15,738 non-cash charge to Directors' expense for the value of common stock paid to one of our Directors.

The six months ended June 30, 2004 compared with the six months ended June 30, 2003.

     We recorded losses of $350,704 (two cents per common share) and $377,304 (two cents per common share) for the six months ended June 30, 2004 and 2003 respectively.

     During the six months ended June 30, 2003, we did not have any oil and gas operations, and our primary activities were the raising of capital and the transition into the business of oil and gas exploration and production.

     We recorded $93,129 in revenues from the sale of 23,361 MCF of natural gas for the six months ended June 30, 2004, for an average net price of $3.99 per MCF. We recorded $54,548 in revenues from the sale of 1,587 barrels of oil for the six months ended June 30, 2004, for an average net price of $34.37 per barrel. Lease operating expenses and production taxes were $34,922, so that net income from oil and gas operations was $112,755. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations for the six months ended June 30, 2004 of $38,597, or $7.04 per barrel of oil equivalent produced.

     We recorded $422,813 and $377,304 in general and administrative expenses during the six months ended June 30, 2004 and 2003, respectively. Included in the six months ended June 30, 2004 is a non-cash charge of $141,250 to compensation expense to reflect the pro-rata quarterly value of common stock to be paid to our President and CFO through the second quarter of 2005, as a component of his employment agreement, and a $26,238 non-cash charge to Directors' expense for the value of common stock paid to one of our Directors.

Liquidity and Capital Resources

     During the six months ended June 30, 2004, we received a total of $1,525,000 (approximately $1,518,000 net of fees and commissions) through the sale of 1,525,000 shares of common stock at $1.00 per share, together with warrants to purchase 1,525,000 shares of our common stock at $1.00 per share through August 31, 2004. We also received a total of $326,247 from the sale of one-third of our interests in our Big Sky Project. At June 30, 2004, we had a working capital amount of approximately $1,541,000.

     We anticipate that our current cash position will be sufficient to fund our known cash requirements for the next 12 months, although we intend to continue financing efforts to support additional oil and gas operations. We expect our total cash requirements for the next 12 months to be approximately $2,400,000 to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other oil and gas related costs such as land and geological costs. We expect to be able to fund these requirements with existing capital and expected cash flow from oil and gas operations. We may require additional capital to fund drilling and other related costs in our identified and in other projects. Accordingly, we may need to raise additional capital through sale of equity or debt.

     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements. We paid approximately $568,000 during the six months ended June 30, 2004 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.

ITEM 3.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART II.
                                OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders.

          The following matters were submitted to a vote of security holders at the annual meeting of stockholders which was held on July 12, 2004:

          The stockholders voted to re-elect Patrick D. O'Brien, Alan Gelfand, Andrew P. Calerich, Kendell Tholstrom, Nick DeMare and M.S. ("Moni")
     Minhas to continue as directors of the Company. A total of 14,857,524 votes were represented with respect to this matter, with voting on each specific nominee as follows:

-----------------------------------------------------------------------------------------------
                                                                                      BROKER
                                        FOR          AGAINST        WITHHELD        NON-VOTES
-----------------------------------------------------------------------------------------------
      Patrick D. O'Brien            14,824,784          -            32,740             -
-----------------------------------------------------------------------------------------------
         Alan Gelfand               14,824,784          -            32,740             -
-----------------------------------------------------------------------------------------------
      Andrew P. Calerich            14,824,784          -            32,740             -
-----------------------------------------------------------------------------------------------
       Kendell Tholstrom            14,824,784          -            32,740             -
-----------------------------------------------------------------------------------------------
          Nick DeMare               14,824,784          -            32,740             -
-----------------------------------------------------------------------------------------------
      M.S. (Moni) Minhas            14,824,784          -            32,740             -
-----------------------------------------------------------------------------------------------


          A proposal to ratify the selection of Wheeler Wasoff, P.C. as Certified Public Accountants was approved by the stockholders. A total of 14,857,524 votes were represented with a total of 14,299,684 (96.2%) shares voting for the proposal, 7,600 shares voting against the proposal, and 550,240 shares abstaining from voting.

          A proposal to approve the Company's 2004 Stock Option Plan was approved by the stockholders. A total of 8,478,780 votes were represented with a total of 7,671,685 (90.5%) shares voting for the proposal, 237,095 shares voting against the proposal, and 570,000 shares abstaining from voting.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

               Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form
          10-QSB, which is incorporated herein by reference.




          (b) During the quarter ended June 30, 2004, we filed three reports on Form 8-K:

               A Form 8-K was filed on April 19, 2004 disclosing a news release dated April 15, 2004, which announced the Company's 2003 financial results and year-end reserves.

               A Form 8-K was filed on April 22, 2004 disclosing a news release dated April 22, 2004, which announced the signing of a letter of intent to acquire interests in undeveloped oil and gas leases.

               A Form 8-K was filed on May 18, 2004 disclosing a news release dated May 17, 2004, which announced the Company's first quarter 2004 financial results.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Signatures                        Title                            Date


 /s/ Patrick D.  O'Brien      Chief Executive Officer and             August 16, 2004
------------------------      Chairman of The Board of Directors
Patrick D. O'Brien



 /s/ Andrew P. Calerich       President, Chief Financial Officer      August 16, 2004
-----------------------       and Director
Andrew P. Calerich

                                INDEX TO EXHIBITS

        Exhibits marked with an asterisk have been filed previously with the commission and are incorporated herein by reference.


EXHIBIT NO.      DESCRIPTION
---------------- ----------------------------------------------

3(i)             Articles of Incorporation of the Company (1)

3(ii)            By laws of the Company (as revised on December 12, 2002) (2)

31.1             302 Certification of Chief Executive Officer

31.2             302 Certification of Chief Financial Officer

32.1             906 Certification of Chief Executive Officer

32.2             906 Certification of Chief Financial Officer


-----------
(1) Incorporated by reference from the Company's Form 10-SB, file number 0000-31547, filed on September 18, 2000.

(2) Incorporated by reference from the Company's Form 10/KSB/A filed on November 18, 2003.