Form 10QSB
period 2004-09-30
AMERICAN OIL & GAS INC
filed 2004-11-15
CIK 1120916

U.S. Securities And Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -------------------


                           Commission File No. 0-31547


                            AMERICAN OIL & GAS, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                                88-0451554
-----------------------------                               -------------------
  (State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)


  1050 17th Street, Suite 1850, Denver, CO                        80265
  ----------------------------------------                       --------
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

The total shares of $.001 Par Value Common Stock outstanding at November 12, 2004 was 29,006,202


     Transitional Small Business Disclosure Format (Check One) Yes [ ] No [ X ]

                            AMERICAN OIL & GAS, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements.....................................  3

                  Balance Sheets - September 30, 2004 (Unaudited)
                  and December 31, 2003 ...................................  3

                  Statements of Operations - Three Months and
                  Nine Months Ended September 30, 2004 and
                  September 30, 2003 (Unaudited)...........................  4

                  Statements of Cash Flows - Nine Months Ended
                  September 30, 2004 and September 30, 2003 (Unaudited)....  5

                  Notes to Financial Statements............................  6

                  Summary of Significant Accounting Policies...............  6

                  Item 2.  Management's Plan of Operation and Discussion
                  and Analysis of Financial Condition and Results
                  of Operations............................................  9

         Item 3. Controls and Procedures...................................  12

PART II. OTHER INFORMATION

         Item 2 Unregistered Sales of Equity Securities and
                Use of Proceeds............................................  13

         Item 6.  Exhibits ................................................  13


Signatures.................................................................  13

         Exhibit 31.1 Certification
         Exhibit 31.2 Certification
         Exhibit 32.1 Certification
         Exhibit 32.2 Certification



                                             PART I
ITEM 1. FINANCIAL STATEMENTS

                                      AMERICAN OIL & GAS, INC.
                                         BALANCE SHEETS
                                                                             9/30/04                12/31/03
                                              ASSETS                       (UNAUDITED)
     CURRENT ASSETS
        Cash and cash equivalents                                          $  6,641,058           $  1,066,458
        Receivables                                                             183,719                 45,742
        Advances and prepaids                                                     9,142                 66,789
                                                                           ------------           ------------
           Total Current Assets                                               6,833,919              1,178,989
                                                                           ------------           ------------

     PROPERTY AND EQUIPMENT
        Office equipment                                                          7,221                  7,221
        Producing oil and gas properties                                        973,762              1,167,279
       Undeveloped oil and gas properties                                       899,401                790,019
                                                                           ------------           ------------
            Total property and equipment                                      1,880,384              1,964,519
        Less-accumulated depreciation, depletion and amortization              (133,297)               (33,475)
                                                                           ------------           ------------
            Net property and equipment                                        1,747,087              1,931,044
                                                                           ------------           ------------
                                                                           $  8,581,006           $  3,110,033
                                                                           ============           ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
        Accounts payable and accrued liabilities                           $     81,025           $    408,348
        Preferred dividends payable                                              30,126                 18,020
                                                                           ------------           ------------
           Total current liabilities                                            111,151                426,368
                                                                           ------------           ------------

     LONG TERM LIABILITIES
        Asset retirement obligations                                             14,347                 30,688
                                                                           ------------           ------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
        Series A preferred stock, $.001 par value,
         authorized 175,000 shares
        Issued and outstanding - 67,000 shares at
         9/30/04 and 12/31/03                                                        67                     67
        Common stock, $.001 par value, authorized
         100,000,000 shares
         Issued and outstanding - 29,006,202 shares at
          9/30/04and 24,388,702 shares at 12/31/03                               29,006                 24,389
        Additional paid-in capital                                           10,001,070              4,018,601
        Deferred compensation expense                                          (211,875)              (423,750)
        Accumulated  (deficit)                                               (1,362,760)              (966,330)
                                                                           ------------           ------------
                                                                              8,455,508              2,652,977
                                                                           ------------           ------------
                                                                           $  8,581,006           $  3,110,033
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



                                                           AMERICAN OIL & GAS, INC.
                                                           STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)


                                                      Three                Three               Nine                Nine
                                                      Months               Months              Months              Months
                                                      Ended                Ended               Ended               Ended
                                                     9/30/04              9/30/03             9/30/04             9/30/03
REVENUES
   Oil and gas sales                               $    259,781        $     29,853        $    407,458        $     29,853
                                                   ------------        ------------        ------------        ------------
                                                        259,781              29,853             407,458              29,853

OPERATING EXPENSES
   Lease operating                                       31,383              12,995              66,306              12,995
   General and administrative                           217,588             210,036             640,401             587,340
   Depletion, depreciation and amortization              62,756               9,073             104,320               9,073

                                                   ------------        ------------        ------------        ------------
                                                        311,727             232,104             811,027             609,408

OTHER INCOME
   Investment income                                      6,221                --                 7,139                --

                                                   ------------        ------------        ------------        ------------
NET (LOSS)                                              (45,725)           (202,251)           (396,430)           (579,555)

Less dividends on preferred stock                        15,494               5,137              46,146               5,137

NET (LOSS) TO COMMON
                                                   ------------        ------------        ------------        ------------
STOCKHOLDERS-BASIC AND DILUTED                     $    (61,219)       $   (207,388)       $   (442,576)       $   (584,692)
                                                   ============        ============        ============        ============

NET (LOSS) PER COMMON

SHARE-BASIC AND DILUTED                            $      --           $      (0.01)       $      (0.02)       $      (0.02)
                                                   ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                            26,910,740          23,631,344          25,539,076          23,678,413
                                                   ============        ============        ============        ============


                            The accompanying notes are an integral part of the financial statements.



                                       AMERICAN OIL & GAS, INC.
                                       STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                                                     9/30/04                  9/30/03
                                                                   -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                         $  (396,430)             $  (579,555)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities
     Stock issued for services                                          50,125                   70,625
     Deferred compensation                                             211,875                     --
     Accretion of asset retirement obligation                            4,498                      660
     Depletion, depreciation and amortization                           99,822                    8,413
Changes in assets and liabilities
   (Increase) in receivables                                           (87,977)                 (29,853)
   (Increase) in other assets                                             --                     (6,492)
   Decrease in advances and prepaids                                    57,645                   (7,899)

   (Decrease) increase in A/P and accrued liabilities                 (352,321)                  22,067
                                                                   -----------              -----------
Net cash (used) by operating activities                               (412,763)                (522,034)

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for office equipment                                        --                     (1,716)
    Proceeds from sale of oil and gas properties                     1,582,073                     --
   Cash paid for oil and gas properties                             (1,558,240)              (1,435,531)
                                                                   -----------              -----------
Net cash provided (used) by investing activities                        23,833               (1,437,247)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                6,025,000                3,598,875
   Proceeds from exercise of common stock warrants                      25,000                     --
   Preferred dividends paid                                            (34,040)                    --
   Cash paid for offering costs                                        (52,430)                (272,908)
                                                                   -----------              -----------
Net cash provided by financing activities                            5,963,530                3,325,967

                                                                   -----------              -----------
NET INCREASE IN CASH                                                 5,574,600                1,366,686

CASH, BEGINNING OF PERIODS                                           1,066,458                   83,516
                                                                   -----------              -----------
CASH, END OF PERIODS                                               $ 6,641,058              $ 1,450,202
                                                                   ===========              ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION
   Cash paid for interest                                          $      --                $      --
                                                                   ===========              ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Stock issued for services                                       $   108,025              $      --
                                                                   ===========              ===========
   Stock based deferred compensation                               $   211,875              $    70,625
                                                                   ===========              ===========
   Warrants issued for oil and gas consulting services             $    10,537              $      --
                                                                   ===========              ===========


                  The accompanying notes are an integral part of the financial statements.

                                                    5

                            AMERICAN OIL & GAS, INC.
                          Notes to Financial Statements
                                   (UNAUDITED)
                               September 30, 2004

     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the entire year.

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30 2004, we had $1,017,139 in cash equivalents.

     OIL AND GAS PROPERTIES - The Company follows the full cost method of accounting for oil and gas operations. Under this method, all costs related to the exploration for, and development of, oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

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

Note 2 - Oil and Gas Properties

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS Nos. 141 and 142 became effective on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation that was considered relative to these standards was that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on the Company's consolidated balance sheets. In April 2004, the Financial Accounting Standards Board amended SFAS Nos. 141 and 142 and clarified the interpretation by defining mineral rights, such as oil and gas mineral rights, as tangible assets. Accordingly, the guidelines for accounting for intangible assets as provided in SFAS No. 142 would not apply to oil and gas mineral rights. In accordance with this new guideline, the Company will continue to classify its contractual rights to extract oil and gas reserves as tangible oil and gas properties.

     The Company has adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS No. 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. The following table sets forth the changes in the asset retirement obligations:


   Beginning asset retirement obligation at December 31, 2003       $ 30,688
   Asset retirement obligation accretion                               4,498
   Asset retirement obligation additions                              17,626
   Asset retirement obligation adjustment                            (38,465)
   Payments on asset retirement obligation                               --
                                                                    ---------
   Ending asset retirement obligation at June 30, 2004              $ 14,347
                                                                    =========

     (1) Includes the reduction in the asset retirement obligation resulting from the Company's sale of a majority of its interest in certain producing coal bed methane wells located in the Powder River Basin of Wyoming.

     During the nine months ended September 30, 2004, the Company sold 90% of its interest in approximately 4,100 gross undeveloped acres and 90% of its interest in seven producing coalbed methane wells located in the Powder River Basin of Wyoming and received sales proceeds of approximately $1.255 million. The Company also sold one-third of its interests in its Big Sky project for $326,247 in cash. Because these sales did not significantly alter the relationship between capitalized costs and proved reserves with respect to its oil and gas properties, proceeds from this sale were applied against capitalized costs without any gain or loss being recognized.

Note 3 - Common Stock

     In September 2004, the Company received $4,500,000 in gross proceeds in a private placement from six accredited investors. The Company sold 3,000,000 shares of its common stock at $1.50 per share. The Company paid a placement fee of $45,000 in cash and issued 30,000 shares, valued at $57,900 (which was the market price of the stock on the date of closing) to an individual who assisted in securing the placement. The Company expects to pay approximately $25,000 in additional placement and registration related expenses.

     In March 2004, the Company received $1,525,000 in gross proceeds in a private placement from two accredited investors. The Company sold 1,525,000 shares of our common stock at $1.00 per share and issued 1,525,000 warrants to purchase 1,525,000 shares at an exercise price of $1.00 per share. 25,000 warrants were exercised and 1,500,000 of the warrants expired unexercised on August 31, 2004. The Company did not pay a placement commission or agent fee associated with this funding and provided for piggyback registration rights. In conjunction with this sale, the Company sold one-third of its interests in the Big Sky Project in Richland County, Montana for cash of $326,247 to an entity related to the investor that purchased 1.5 million of the units.

     During the nine months ended September 30, 2004, 37,500 shares of common stock were issued to a Director for serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were paid to a company wholly owned by the Director and the shares were valued at $50,125 based on the non-discounted trading price of the Company's stock as of the date of issuance.

Note 4 - Related Party Transactions

     During the quarter and nine months ended September 30, 2004, the Company reimbursed Tower Energy Corporation for the Company's share of oil and gas related expenditures and administrative related expenditures in the amount of $32,706 and $101,611, respectively. We also paid a total of $6,543 and $20,520, respectively, for the quarter and nine months ended September 30, 2004, to Tower for the Company's share of the office lease where the Company shares office space with Tower. Patrick O'Brien, our Chief Executive Officer and Chairman, and Kendell Tholstrom, another of our directors, together own a majority of Tower.

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

Overview

     We are an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States. The following oil and gas exploration/development project updates should be read in conjunction with our annual report on Form 10-KSB for our calendar year ended December 31, 2003.

     At September 30, 2004, we own interests in six gross (.243 net) producing wells at our Big Sky project, and during the quarter ended September 30, 2004 these wells produced a cumulative total of 115,975 barrels of oil equivalent (3,688 boe net to the Company's interest). We expect to participate in four additional wells and own interests in 10 gross wells (approximately 7/10th's of one net well) in our Big Sky project by year-end 2004. Including the wells drilled during 2004, we anticipate participating in a total of 52 gross (approximately 2.5 net wells) in this project over the next three years. In March 2003, we sold one third of out interest in this project for $326,247 in cash. We currently own a 13.3% interest in approximately 12,000 net leasehold acres.

     We recently signed an agreement for a private company to drill either two horizontal or four vertical wells to test the Mowry formation at our southern Powder River Basin Wyoming, Krejci oil project. The private company will retain 100% working interest in each well drilled and in three of the eight offset locations surrounding that well. We expect to benefit not only from the information received from drilling, but also from the addition of one or more proved undeveloped locations for each successful well drilled. The agreement covers approximately 20,000 gross (approximately 10,000 net) leasehold acres out of a total of approximately 39,000 gross (approximately 19,000 net) leasehold acres. Under a continuous drilling obligation, the private company has the right to drill up to 10 additional wells and earn three more offset locations for each well drilled. We have retained the right to participate in any or all drilling and could own working interests of up to 18.75% in the each of the private company initial and offset wells, 31.25% to 50% in the other offset locations and 50% in all other acreage. The private company has commenced the evaluation process by drilling an initial well in order to attempt various completion techniques. Several wells are planned and various drilling and completion techniques are expected to be employed.

     During June 2004, we entered into an option agreement which will allow us to earn a 50% interest in approximately 103,000 gross (approximately 98,000 net) undeveloped leasehold acres in Converse and Niobrara counties, Wyoming, in the area we call our Douglas project. We have a 50% interest in the option acquired, and Tower and North Finn have the remaining 50% interest. We have identified multiple exploration opportunities within the identified acreage block.

     Our initial focus in the Douglas project will be on the Fetter Field, which is a Niobrara/Frontier natural gas field originally discovered in the 1960's. The Niobrara/Frontier here is in an over-pressured area of the Powder River Basin, and occurs at about 11,500 feet. There have been a number of wells drilled at various times over the past 40 years and there is current production in the field from four 1990's wells that are owned by others. We believe that the potential economics from new wells drilled here could be enhanced by: 1) advances in drilling equipment that could significantly reduce drilling times, thereby reducing drilling costs, 2) advances in drilling techniques, such as under-balanced and horizontal drilling that could enable us to reduce or eliminate reservoir damage and increase reservoir contact, resulting in enhanced flow rates, and 3) advances in stimulation technologies, primarily fracturing techniques that have been used successfully in other areas to increase production profiles and lengthen productive lives of wells. As an additional advantage, there is a natural gas processing facility with excess capacity located within our acreage that, if we are successful with initial drilling, should enable us to immediately connect wells to sales lines. We continue to perform geological and engineering evaluations and have begun to present this project to potential joint venture participants.

     We have evaluated our ownership in the approximately 4,400 gross (2,200 net to our interest) leasehold acres in the Powder River Basin of Wyoming, in areas we refer to as West Recluse, Glasgow and Bill and in the seven currently producing wells that we own at West Recluse. Because this is not a core area of development and because we feel our other projects offer greater opportunity for larger development potential, we sold a major portion of our ownership in this area on September 30, 2004. We sold 90% of our interest in this acreage position and 90% of our interest in the existing seven producing West Recluse wells. As part of the agreement, we retained a 5% carried working interest in all additional wells drilled on this acreage. We received sales proceeds of approximately $1.255 million.

Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003; and should further be read in conjunction with the financial statements and notes thereto included in this report.

The quarter ended September 30, 2004 compared with the quarter ended September 30, 2003.

     We recorded losses of $45,725 (nil per common share) and $202,251 (one cent per common share) for the quarters ended September 30, 2004 and 2003, respectively. Our revenues from oil and gas production increased from $29,853 for the third quarter ended September 30, 2003 to $259,781 for the third quarter ended September 30, 2004.

     For the quarter ended September 30, 2004, we recorded $94,159 in revenues from the sale of 24,158 MCF of natural gas for an average net price of $3.90 per MCF, and $165,622 in revenues from the sale of 3,860 barrels of oil for an average net price of $42.91 per barrel. Lease operating expenses and production taxes were $31,383, or $3.98 per barrel of oil equivalent ("boe") produced, resulting in net income from oil and gas operations of $228,398. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations for the quarter ended September 30, 2004 of $58,472, or $7.42 per boe.

     For the prior year quarter ended September 30, 2003, we recorded $29,853 in revenues from the sale of 9,129 MCF of natural gas for an average net price of $3.27 per MCF, and there were no sales of oil production. Lease operating expenses and production taxes were $12,995, or $8.54 per boe, resulting in net income from oil and gas operations of $16,858. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations for the quarter ended September 30, 2003 of $7,953, or $5.23 per boe.

     We recorded $217,588 and $210,036 in general and administrative expenses during the quarters ended September 30, 2004 and 2003, respectively. Included in the quarters ended September 30, 2004 and 2003 is a non-cash charge of $70,625 to compensation expense to reflect the pro-rata quarterly value of common stock to be paid to our President and CFO through the second quarter of 2005, as a component of his employment agreement. Included in the quarter ended September 30, 2004 is a $23,875 non-cash charge to Directors' expense for the value of common stock paid to one of our Directors.

The nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

     We recorded losses of $396,430 (two cents per common share) and $579,555 (two cents per common share) for the nine months ended September 30, 2004 and 2003, respectively. Our revenues from oil and gas production increased from $29,853 for the nine months ended September 30, 2003 to $407,458 for the nine months ended September 30, 2004.

     For the nine months ended September 30, 2004, we recorded $187,286 in revenues from the sale of 47,519 MCF of natural gas for an average net price of $3.94 per MCF, and $220,172 in revenues from the sale of 5,447 barrels of oil for an average net price of $40.42 per barrel. Lease operating expenses and production taxes were $66,306, or $4.96 per boe, resulting in net income from oil and gas operations of $341,152. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations for the nine monhs ended September 30, 2004 of $97,069, or $7.26 per boe.

     For the prior year nine month period ended September 30, 2003, we recorded $29,835 in revenues from the sale of 9,129 MCF of natural gas for an average net price of $3.27 per MCF, and there were no sales of oil production. Lease operating expenses and production taxes were $12,995, or $8.54 per boe, resulting in net income from oil and gas operations of $16,858. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations for the nine months ended September 30, 2003 of $7,953, or $5.23 per boe.

     We recorded $640,401 and $587,340 in general and administrative expenses during the nine months ended September 30, 2004 and 2003, respectively. Included in the nine months ended September 30, 2004 and 2003 is a non-cash charge of $211,875 and $70,625, respectively, in compensation expense, to reflect the pro-rata quarterly value of common stock to be paid to our President and CFO through the second quarter of 2005, as a component of his employment agreement. Included in the nine months ended September 30, 2004 is a $50,125 non-cash charge to Directors' expense for the value of common stock paid to one of our Directors.


Liquidity and Capital Resources

     During the nine months ended September 30, 2004, we received a total of $4,500,000 through the sale of 3,000,000 shares of common stock. We also received a total of $1,525,000 (approximately $1,518,000 net of fees and commissions) through the sale of 1,525,000 shares of common stock at $1.00 per share. We received approximately $1,255,000 from the sale of a portion of our interest in seven producing coalbed methane gas wells and approximately 4,100 undeveloped coalbed methane acres. We also received a total of $326,247 from the sale of one-third of our interests in our Big Sky Project. At September 30, 2004, we had a working capital amount of approximately $6,723,000.

     We anticipate that our current cash position will be sufficient to fund our known cash requirements for the next 12 months, although we intend to continue financing efforts to support additional oil and gas operations. We anticipate our total cash requirements for the next 12 months to be approximately $2,800,000 to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other oil and gas related costs such as land and geological costs. We expect to be able to fund these requirements with existing capital and expected cash flow from oil and gas operations. We may require additional capital to fund drilling and other related costs in our identified and in other projects. Accordingly, we may need to raise additional capital through sale of equity or debt.

     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements. We paid $1,558,240 during the nine months ended September 30, 2004 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.

ITEM 3.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART II.
                                OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

                  On September 28, 2004, the Company completed a private placement of common stock, pursuant to which the Company sold a total of 3,000,000 shares of its common stock at a price of $1.50 per share. Pursuant to this offering, the Company paid a placement fee of $45,000 in cash and issued 30,000 shares to an individual who assisted in securing the private placement.

                  On March 19, 2004, the Company sold 1,525,000 shares of its common stock at a price of $1.00 per share. The Company did not pay a placement commission or fee in connection with this sale.

Item 6. Exhibits.


-----------------------------------------------------------------------------
EXHIBIT NO.                        DESCRIPTION
-----------------------------------------------------------------------------
3(i)             Articles of Incorporation of the Company.(1)
---------------------------- ----------------------- ------------------------
3(ii)           Bylaws of the Company (as revised on December 12, 2002).(2)
-----------------------------------------------------------------------------
31.1            302 Certification of Chief Executive Officer
-----------------------------------------------------------------------------
31.2            302 Certification of Chief Financial Officer
-----------------------------------------------------------------------------
32.1            906 Certification of Chief Executive Officer
-----------------------------------------------------------------------------
32.2            906 Certification of Chief Financial Officer
-----------------------------------------------------------------------------

----------------
(1) Incorporated by reference from the Company's Form 10-SB, file number 000-31547, filed on September 18, 2000.
(2) Incorporated by reference from the Company's Form 10-KSB/A, filed on November 18, 2003.


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

       Signatures                     Title                         Date
       ----------                     -----                         ----


 /s/ Patrick D.  O'Brien    Chief Executive Officer and       November 15, 2004
------------------------    Chairman of The Board of
Patrick D. O'Brien          Directors



 /s/ Andrew P. Calerich     President, Chief Financial         November 15, 2004
-----------------------     Officer and Director
Andrew P. Calerich