Form 10KSB/A
period 2003-12-31
AMERICAN OIL & GAS INC
filed 2004-12-15
CIK 1120916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

ITEM 1.  DESCRIPTION OF BUSINESS


     References in this report to "the Company," "we," "us" or "our" are intended to refer to American Oil & Gas, Inc. This report contains numerous "forward-looking statements" that involve substantial risks and uncertainties. These include, without limitation, statements relating to future drilling and completion of wells, well operations, production, prices, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:


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

Customers


     During fiscal year 2003, we had two major customers: Enserco Energy, Inc. and Link Energy Limited Partnership. Sales to these customers accounted for 71% and 18%, respectively, of oil and gas sales in 2003. Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers.

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


Our common stock is classified as penny stock and is extremely illiquid, so investors may not be able to sell as much stock as they want at prevailing market prices.

     Our common stock is classified as penny stock. Penny stocks generally are equity securities with a price of less than $5.00 and trade on the over-the-counter market. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered in this registration statement. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 subject the sale of the shares of the common stock to regulations which impose sales practice requirements on broker-dealers, causing many broker-dealers to not trade penny stocks or to only offer the stocks to sophisticated investors that meet specified net worth or net income criteria identified by the SEC. These regulations contribute to the lack of liquidity of penny stocks.


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


     The nature of the oil and gas business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blow-outs, and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.


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


     Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Because current regulations covering our operations are subject to change at any time, we may incur significant costs for compliance in the future.


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


     Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The Penny Stock Rules requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.


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


     During the fiscal year ended December 31, 2003, we recorded $97,892 in oil and gas revenues. Net of lease operating expenses and production taxes of $37,842, or $8.89 per barrel or oil equivalent produced ("boe"), we had $60,050 in net cash flow from oil and gas operations. We sold 687 barrels of oil at an average price of $28.33 resulting in oil revenues of $19,469 and we sold 21,430 mcf of natural gas at an average price of $3.66 per mcf resulting in gas revenues of $78,423. We did have any operations and recorded no revenues during the fiscal year ended December 31, 2002.


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


ITEM 8A. CONTROLS AND PROCEDURES


     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), we also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter.

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


     Patrick D. O'Brien has served as our CEO and as a director of the Company since February 19, 2003. Mr. O'Brien served as our President from February 19, 2003 until July 16, 2003. Mr. O'Brien is also chief executive officer, president, co-founder and a director of Tower Colombia Corporation and splits his time equally between the two entities. Prior to co-founding Tower Colombia Corporation in 1995, Mr. O'Brien co-founded Tower Energy in 1984 and co-founded Tower Drilling Company in 1980. Mr. O'Brien began his career in the oil and gas industry with the Dowell Division of Dow Chemical Company where he engineered and supervised all phases of well stimulation and cementing. He joined the Colorado Interstate Gas Company in 1974 where he was responsible for the design, acquisition and development of company-owned gas storage fields. In 1980, Mr. O'Brien joined Montana Power Company as Senior Petroleum Engineer with the responsibility for design, long-range planning and performance economics for its exploration and development programs. Mr. O'Brien has spent over 25 years working in the Powder River Basin. Mr. O'Brien received his B.S. in Petroleum Engineering from the Montana College of Mineral and Science and Technology.


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

                           SUMMARY COMPENSATION TABLES


                                                 Annual Compensation
                                            -----------------------------


           Name and                                                                Other Annual
      Principal Position       Year         Salary ($)           Bonus ($)       Compensation ($)
      ------------------       ----         ----------           ---------       ----------------
  Patrick D. O'Brien, CEO     2003             -0-   (1)            -0-                 -0-
  Alan Gelfand, President     2003           $10,000 (2)            -0-                 -0-



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
    Name and Principal                 Stock                  Options/              Payouts         Compensation
         Position            Year      Award(s)($)             SARs(#)                ($)              ($)
--------------------------------------------------------------------------------------------------------------------


 Patrick D. O'Brien, CEO     2003           -0-                  -0-                  -0-               -0-
 Alan Gelfand, President     2003           -0-                  -0-                  -0-               -0-


--------------------------------------------------------------------------------------------------------------------


(1) Mr. O'Brien became CEO of the Company in February 2003 and was not paid a salary or any form of compensation during 2003. None of the persons who served as CEO or acted in a similar capacity to that of a CEO received salary or any other form of compensation during 2002 or 2001.

(2) Alan Gelfand served as the Company's President during January and February 2003, and was paid a salary of $5,000 per month for those two months. The Company did not have a CEO during this time.


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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of December, 2004.


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


Signature                      Title                               Date
---------                      -----                               ----

/s/ Patrick D. O'Brien
--------------------------
Patrick D. O'Brien             Chief Executive Officer         December 15, 2004
                               and Chairman

/s/ Andrew P. Calerich
--------------------------
Andrew P. Calerich             President, Chief Financial      December 15, 2004
                               Officer and Director


--------------------------
Alan Gelfand                   Director


/s/ Kendell Tholstrom
--------------------------
Kendell Tholstrom              Secretary and Director          December 15, 2004


/s/ M.S. Minhas
--------------------------
M.S. ("Moni") Minhas           Director                        December 15, 2004


/s/ Nick DeMare
--------------------------
Nick DeMare                    Director                        December 15, 2004

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

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.







                                                         Wheeler Wasoff, P.C.


Denver, Colorado
April 5, 2004

To the Board of Directors and Stockholders
American Oil & Gas Inc.
(formerly DrGoodTeeth.Com)


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

I conducted my audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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


The complete and only applicable definitions of proved oil and gas reserves appear at Regulation S-X Rule 4-10(a)(2)(3)(4).

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