Form 10KSB
period 2004-12-31
AMERICAN OIL & GAS INC
filed 2005-04-15
CIK 1120916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from __________ to _______

                           Commission File No. 0-31547

                            AMERICAN OIL & GAS, INC.
                  -------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                              88-0451554
-----------------------------                               ------------------
  (State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)

  1050 17th Street, Suite 1850, Denver, CO                          80265
------------------------------------------                         --------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $746,242.

At April 14, 2005, 29,963,702 common shares (the registrant's only class of voting stock) were outstanding. The aggregate market value of the 22,623,226 common shares of the registrant held by nonaffiliates* on that date (based upon the mean of the closing bid and asked price on the OTC Bulletin Board) was $72,394,000.

---------------------
* Without assuming that any of the issuer's directors or executive officers or the entities that own 1,500,000 and 3,000,000 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I..................................................................... 2

ITEM 1.    DESCRIPTION OF BUSINESS......................................... 2

ITEM 2.    DESCRIPTION OF PROPERTY.........................................12

ITEM 3.    LEGAL PROCEEDINGS...............................................19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............19

PART II....................................................................20

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........20

ITEM 6.    MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION.....21

ITEM 7.    FINANCIAL STATEMENTS............................................24

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................25

ITEM 8A.   CONTROLS AND PROCEDURES.........................................25

ITEM 8B.   OTHER INFORMATION...............................................25

PART III...................................................................26

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............26

ITEM 10.   EXECUTIVE COMPENSATION .........................................29

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................30

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................32

ITEM 13.   EXHIBITS........................................................33

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................33

Signatures ................................................................34

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Overview

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

Developments Since December 31, 2003

     o On March 23, 2005, we signed a letter of intent that provides the mutual intent of the parties is that we will acquire 100% of the outstanding common stock of Tower Colombia Corporation in exchange for
          5.8 million shares of our restricted common stock. We expect that this merger will close before April 30, 2005. Effective January 17, 2005, we have agreed with Tower that the three principals of Tower will provide geological and other management services, and we will pay Tower a management fee of $30,000 per month through the date of closing the merger or May 31, 2005, whichever occurs first. After the merger closes, we expect to have a total of eight employees.

     o We continue to participate in an active oil and gas development project that we refer to as the Big Sky project. This project is a horizontal drilling program in Richland County, Montana targeting the Mississippian Bakken Formation. During 2004, we participated in the drilling of a total of seven gross (.44 net) oil wells and at December 31, 2004, we owned working interests in a total of eight gross (.45 net) oil wells in this project. Total production from these wells for 2004, net to our ownership interests, totaled 12,012 barrels of oil and 3,562 mcf of natural gas.

     o On December 17, 2004, we acquired an 87.5% working interest in the approximate 10,000 gross acre South Glenburn oil prospect, located in McHenry County, North Dakota. This is an exploration project targeting the Mission Canyon formation at a depth of approximately 4,500 feet. We expect to drill an initial test well in April 2005.

     o On September 30, 2004, we sold 90% of our interests in our Powder River Basin coal bed methane acreage we refer to as our West Recluse, Glasgow and Bill acreage. Included in this sale was 90% of our interest in the existing seven producing West Recluse wells. As part of the agreement, we retained a 5% carried working interest in all additional wells drilled on this acreage. We received sales proceeds of approximately $1.255 million.

     o On June 3, 2004, we entered into an agreement for a private company to drill either two horizontal or four vertical wells to test the Mowry formation at our Krejci acreage area in Niobrara County, Wyoming, and thereby earn the right to continuously drill up to 10 additional wells and continue to earn 100% working interest (subject to our right to participate) in three of the eight offsets surrounding each well drilled. The private company has drilled the first well and is in the process of determining the appropriate completion and or stimulation method in order to attempt to establish production. We have the right to participate up to an 18.75% working interest in each of the wells to be drilled by the private company although we have not yet opted to do so. We also own working interests ranging from 18.75% to 50% in the eight direct offset locations surrounding each drill site.

     o On June 1, 2004, we entered into an option agreement which will allow us to earn a 50% interest in approximately 103,000 gross (approximately 98,000 net) undeveloped leasehold acres in Converse and Niobrara counties, Wyoming. We call this project our Douglas project. We have identified multiple exploration opportunities within the identified acreage block and have focused our initial efforts on the Fetter Field, which is a Niobrara/Frontier natural gas field originally discovered in the 1960's. In February 2005, we entered into an agreement with an Oklahoma based E&P company with expertise in under-balanced horizontal drilling technologies, in order to participate in the drilling of initial wells in this prospect.

     For more information relating to our operational activities, please see "Item 2. Description of Property".)

     During fiscal year ended December 31, 2004 we completed the following financing transactions:

     o In September 2004, we completed the private placement sale of 3,000,000 shares of our common stock at a price of $1.50 per share.

     o In March 2004, we completed the private placement sale of 1,525,000 units at a price of $1.00 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at $1.00 per share until August 31, 2004. 25,000 of the warrants were exercised prior to August 31, 2004, and 1,500,000 of the warrants expired unexercised. In conjunction with this sale, we sold one-third of our interests in the Big Sky project for cash of $326,247 to an entity related to the investor that purchased 1.5 million of the units.

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

Proved Reserves

     As of December 31, 2004, our future cash flows from oil and gas operations have been estimated by Ryder Scott Company Petroleum Consultants, an independent petroleum engineering firm, to be $10,750,547. Ryder Scott has estimated the present value of these future cash flows, discounted at ten percent to be $5,656,119, and our proved oil and gas reserves are estimated to be 321,710 barrels of oil and 346,270 mcf of gas. At December 31, 2003, our future cash flows from oil and gas operations were estimated by Ryder Scott to be $4,113,335. Ryder Scott had estimated the present value of these future cash flows, discounted at ten percent to be $2,839,143, and our proved oil and gas reserves were estimated to be 70,923 barrels of oil and 1,527,000 mcf of gas. The increase in 2004 is attributable to reserve extensions and discoveries, primarily associated with development activity at our Big Sky project. The increase was partially offset by the sale of minerals in place associated with our sale of a portion of our ownership in the Glasgow, West Recluse and Bill acreage and the sale of a portion of our ownership in producing wells at West Recluse.

     Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, prices, future production levels and cost that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

Customers

     During fiscal year 2004, we had two major customers: Eighty Eight Oil LLC and Enserco Energy, Inc. Sales to these customers accounted for 70% and 17%, respectively, of oil and gas sales in 2004. Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers.

Certain Definitions

     Unless otherwise indicated in this document, oil equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that six Mcf of natural gas are referred to as one barrel of oil equivalent.

     AMI. Area of Mutual Interest

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

     Bbl/d. One Bbl per day

     Bc/d. Barrels of condensate daily

     Bcf. One Billion cubic feet of natural gas at standard atmospheric conditions.

     Bcfe. One billion cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 Bbl of oil.

     Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.

     Btu or British thermal unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

     Capital Expenditures. Costs associated with exploratory and development drilling (including exploratory dry holes); leasehold acquisitions; seismic data acquisitions; geological, geophysical and land related overhead expenditures; delay rentals; producing property acquisitions; other miscellaneous capital expenditures; compression equipment and pipeline costs.

     Carried Working interest. The owner of this type of working interest in the drilling of a well incurs no liability for drilling costs associated with a well until the well is drilled.

     Completion. The installation of permanent equipment for the production of oil or natural gas.

     Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

     Developed Acreage. The number of acres that are allocated or assignable to producing wells or wells capable of production.

     Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Exploitation. The continuing development of a known producing formation in a previously discovered field. To make complete or maximize the ultimate recovery of oil or natural gas from the field by work including development wells, secondary recovery equipment or other suitable processes and technology.

     Exploration. The search for natural accumulations of oil and natural gas by any geological, geophysical or other suitable means.

     Exploratory Well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

     Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

     Finding and Development Costs. The total capital expenditures, including acquisition costs, and exploration and abandonment costs, for oil and gas activities divided by the amount of proved reserves added in the specified period.

     Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which we have a working interest.

     Lease. An instrument which grants to another (the lessee) the exclusive right to enter to explore for, drill for, produce, store and remove oil and natural gas on the mineral interest, in consideration for which the lessor is entitled to certain rents and royalties payable under the terms of the lease. Typically, the duration of the lessee's authorization is for a stated term of years and "for so long thereafter" as minerals are producing.

     Mcf. One thousand cubic feet of natural gas at standard atmospheric conditions.

     Mcf/d. One Mcf per day.

     Mcfe. One thousand cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 Bbl of oil.

     MMcf. One million cubic feet of natural gas.

     Net Acres or Net Wells. A net acre or well is deemed to exist when the sum of our fractional ownership working interests in gross acres or wells, as the case may be, equals one. The number of net acres or wells is the sum of the fractional working interests owned in gross acres or wells, as the case may be, expressed as whole numbers and fractions thereof.

     Operator. The individual or company responsible to the working interest owners for the exploration, development and production of an oil or natural gas well or lease.

     Participant Group. The individuals and/or companies that, together, comprise the ownership of 100% of the working interest in a specific well or project.

     PV-10 value. The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated lease operating expense, production taxes and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization or federal income taxes, and discounted using an annual discount rate of 10%.

     Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

     Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

     Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved reserves. The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved undeveloped reserves (PUD). Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     Re-entry. Entering an existing well bore to redrill or repair.

     Reserves. Natural gas and crude oil, condensate and natural gas liquids on a net revenue interest basis, found to be commercially recoverable.

     Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/ or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

     Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage, or of the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

     Undeveloped Acreage. Lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

     Working Interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

Title to Properties

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time we acquire leases or enter into other agreements to obtain control over interests in acreage believed to be suitable for drilling operations. In many instances, our partners have acquired rights to the prospective acreage and we have a contractual right to have our interests in that acreage assigned to us. In some cases, we are in the process of having those interests so assigned. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the operator will prepare a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. We believe that titles to our leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

Forward-Looking and Cautionary Statements

     References in this report to "the Company," "we," "us" or "our" are intended to refer to American Oil & Gas, Inc. This report contains numerous "forward-looking statements" that involve substantial risks and uncertainties. These include, without limitation, statements relating to future drilling and completion of wells, well operations, production, prices, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:

     o Failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,
     o    Inaccurate estimates of required capital expenditures,
     o Increase in the cost of drilling, completion and gas collection or other costs of production and operations,
     o    An inability to meet growth projections, and
     o Other risk factors set forth under "Risk Factors" in this annual report. In addition, the words "believe", "may", "could", "when", "estimate", "continue", "anticipate", "intend", "expect", and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements.

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

RISK FACTORS

     In evaluating our Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. In addition, the "Forward-Looking and Cautionary Statements" located in this Form 10-KSB describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We depend on strategic relationships.

     We are highly dependent on the personnel at Tower Colombia Corporation, based in Denver, Colorado, and the personnel at North Finn LLC, based in Casper, Wyoming, for our oil and gas operational and technical expertise. We do not employ any personnel with oil and gas operational or technical expertise. The loss of the relationships with Tower or with North Finn could have a material adverse effect on us.

We cannot predict the future prices of oil and natural gas.

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

     Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

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

EMPLOYEES

     In addition to our management arrangement with Tower (see "Certain Relationships and Related Transactions"), we currently have three employees, including Andrew P. Calerich, our President and CFO. One of our other employees is involved in clerical/administrative matters, and our third employee is involved in lease analysis and land administration. Our operations are directed by Mr. Calerich and by Patrick D. O'Brien, our CEO and Chairman of the Board. Mr. O'Brien continues to serve as President of Tower Colombia Corporation as well as CEO and Chairman of the Company, spending approximately equal amounts of time on each entity.

     Prior to the management arrangement described above, we have had a strategic alliance with privately held Tower and North Finn, whereby principals of Tower (including Mr. O'Brien) and North Finn provide us continuing oil and gas operational and technical expertise. No compensation was paid during 2004 for these services.

Corporate History

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

ITEM 2.  DESCRIPTION OF PROPERTY

OIL AND GAS ASSETS

     We have built a portfolio of exploration and exploitation projects targeting both oil and natural gas. Because our expertise in the oil and gas industry is primarily engineering related, we tend to focus in areas where we have some historical evidence that hydrocarbons exist. We believe that there is potential for commercial development in areas where historical drilling attempts resulted in indications of oil and gas but ultimate development was not pursued. We believe that the application of advanced drilling, completion and stimulation technologies combined with a strong commodity pricing environment could make development of our project areas economically viable.

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

     At December 31, 2004, we owned interests in eight gross (.45 net) producing wells at our Big Sky project. During 2004, these wells produced a total of 12,606 barrels of oil equivalent net to our interest. Subsequent to December 31, 2004, we have participated in the drilling and completion of three additional wells and, at March 31, 2005, we owned interests in 11 gross (.629 net) producing wells. We expect to participate in 15 additional wells through 2005 and expect that we will own interests in 26 gross wells (approximately 1.37 net wells) in our Big Sky project at year-end 2005. Including the wells drilled through 2005, we anticipate we will ultimately own interests in a total of 52 gross (approximately 2.5 net wells) in this project over the next three years.

Douglas Project (Powder River Basin, Wyoming)

     During June 2004, we entered into an option agreement which will allow us to earn a 50% interest in approximately 103,000 gross (approximately 98,000 net) undeveloped leasehold acres in Converse and Niobrara counties, Wyoming, in the area we call our Douglas project. Our current acreage position, including the acreage controlled pursuant to the option agreement is approximately 120,300 gross and 55,400 net acres. We have identified multiple exploration opportunities within the identified acreage block.

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

     In February 2005 we entered into an agreement with an Oklahoma based E&P company with expertise in the application of under-balanced horizontal drilling ("UBHD") technologies to participate in the evaluation of our Fetter Field prospect. Under the terms of the agreement, the joint venture participant will utilize its UBHD technology and experience, and will bring specialized equipment in order to participate in the drilling of two initial wells. The Oklahoma company will pay 60% of the costs to earn a 50% interest in the first well, and will pay 30% of the costs to earn a 25% interest in the second well. By paying for these two wells in this fashion and by paying a disproportionate share of land related costs, they will earn a 25% interest in the approximate 51,000 gross acre prospect area AMI. Under this agreement, we would retain a 37.5% working interest in the Fetter Field prospect area AMI. A drilling rig has been secured that is currently scheduled to commence drilling the new wells in spring 2005.

Krejci Oil Project (Powder River Basin, Wyoming)

     We own a 50% working interest in a Mowry Oil Shale project located in and around the Krejci Field. Currently, our acreage position consists of approximately 40,700 gross (approximately 16,900 net) leasehold acres.

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

     On June 3, 2004 we signed an agreement for a private company to drill either two horizontal or four vertical wells to test the Mowry formation at our Krejci oil project. The private company will retain 100% working interest in each well drilled and in three of the eight offset locations surrounding that well. We expect to benefit not only from the information received from drilling, but also from the addition of one or more proved undeveloped locations for each successful well drilled. The agreement covers approximately 20,000 gross (approximately 10,000 net) leasehold acres out of our total acreage position in this project. Under a continuous drilling obligation, the private company has the right to drill up to 10 additional wells and earn three more offset locations for each well drilled. We have retained the right to participate in any or all drilling and could own working interests of up to 18.75% in the each of the private company initial and offset wells, 31.25% to 50% in the other offset locations and 50% in all other acreage. The private company has commenced the evaluation process by drilling an initial well in order to attempt various completion techniques. Several wells are planned and various drilling and completion techniques are expected to be employed.

South Glenburn Prospect, McHenry County, North Dakota

     In December 2004, we purchased an 87.5% working interest in the South Glenburn prospect in the Williston Basin of North Dakota. We expect to commence drilling an initial test well in April 2005 to test the Mission Canyon formation at approximately 4,500 feet. The estimated cost to drill this well to casing point is expected to be approximately $350,000. The South Glenburn prospect is located approximately 19 miles southeast of the Glenburn field and approximately 35 miles southeast of the Wiley field. Each of those fields has produced in excess of 17 million barrels of oil from the Mission Canyon formation. Although these fields are analogous to our target at South Glenburn, there is no assurance that our initial test well will result in the discovery of hydrocarbons. We currently control approximately 11,100 gross (8,400 net) acres in this prospect.

Bear Creek Coal Bed Methane Prospect (Big Horn Basin, Montana)

     We own a 50% working interest in this approximately 18,200 leasehold acres (approximately 8,300 leasehold acres net to our interest) coalbed methane prospect in Carbon County Montana (Northern Big Horn Basin). We estimate the prospect contains nine different coalbeds with total net thickness estimated to range from 30 to 130 feet. Other highlights of this prospect are high quality gas composition, water quality that may allow surface discharge, and market potential for the gas.

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

     We do not intend to pursue oil and gas operations without the benefit of outside industry participation. We are currently presenting this project to potential industry participants in order to sell down our interests for cash and/or a carried working interest, or to farm-out our acreage.

West Rozel, Box Elder County, Utah

     We own a 50% working interest in approximately 6,400 gross (approximately 3,200 net to our interest) leasehold acres in Box Elder County, Utah. This acreage position completely covers the West Rozel oil field, which is a large accumulation of heavy oil at a depth of about 2,250 feet.

     The West Rozel field was discovered by Amoco as a result of an extensive exploration program conducted over the Great Salt Lake from mid-1978 to early 1981. The seismically defined structure at West Rozel is a complexly faulted anticline about three miles long and over a mile wide. The reservoir is Pliocene basalt with an oil column up to 290 feet in thickness. All three test wells drilled by Amoco on the structure encountered oil pay, and two of the three wells were put on hydraulic pump and produced a total of approximately 30,000 barrels of oil over a 62 day test period.

     West Rozel was not put on production in 1981 due to high costs associated with offshore development and heavy oil. We believe that new drilling and production technologies developed over the last twenty years and improved economic incentives could combine to make development of this resource possible. In addition, we have evaluated potential markets for the oil and feel there could be a very strong market for use of the oil in making asphalt.

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

Coalbed Methane Projects (Powder River Basin, Wyoming)

     During 2004, we evaluated our ownership in the approximately 4,400 gross (2,200 net to our interest) leasehold acres in the Powder River Basin of Wyoming, in areas we refer to as West Recluse, Glasgow and Bill and in the seven currently producing wells that we own at West Recluse. Because this is not a core area of development and because we feel our other projects offer greater opportunity for larger development potential, we sold a major portion of our ownership in this area on September 30, 2004. We sold 90% of our interest in this acreage position and 90% of our interest in the existing seven producing West Recluse wells. As part of the agreement, we retained a 5% carried working interest in all additional wells drilled on this acreage. We received sales proceeds of approximately $1.255 million.

OIL AND GAS DRILLING ACTIVITIES

     During 2004, we participated in the successful drilling of seven gross (.44 net) wells at our Big Sky Project. On September 30, 2004, we sold 90% of our interest in our Powder River Basin Coal Bed Methane acreage and 90% of our interest in the existing seven producing West Recluse wells. As part of the agreement, we retained a 5% carried working interest in all additional wells drilled on this acreage. During 2004, the new operator of this project drilled a total of 21 gross successful wells (1.05 wells, net to our interest).

     During 2003, we participated in drilling one successful gross well (.0125 net well) at our Big Sky Project in Richland County, Montana. We also participated in two unsuccessful (.70 net) wells at our West Salt Creek Project in Natrona County, Wyoming. We also purchased a 100% working interest in seven completed and producing coalbed methane wells from North Finn.

OIL AND GAS WELLS

     The following table sets forth the number of oil and natural gas wells in which we had a working interest at December 31, 2004. All of these wells are located in the United States.

                    Productive Wells As of December 31, 2004
--------------------------------------------------------------------------------
                             Gross(a)                        Net(b)
 Location            Oil       Gas      Total       Oil       Gas       Total
 --------            ---       ---      -----       ---       ---       -----

Wyoming               --       22.0      22.0       --        1.38      1.38
Montana              8.0        --       8.0        .45        --        .45
                     ---       ----      ----       ---       ----      ----
    Total            8.0       22.0      30.0       .45       1.38      1.83

----------

(a) The number of gross wells is the total number of wells in which a working interest is owned.

(b) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

OIL AND GAS INTERESTS

     We currently own interest in the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

                                  Developed               Undeveloped
                       -------------------------   ------------------------
  State                Gross Acres     Net Acres   Gross Acres    Net Acres
  -----                -----------     ---------   -----------    ---------

Montana                   5,120           288        31,006         9,970
North Dakota               --            --          11,122         8,375
Wyoming                      80            11       160,964        72,364
Utah                       --            --           6,400         3,200
                          -----          ----       -------        ------
    TOTAL                 5,200           299       209,492        93,909

     The following table presents the net undeveloped acres that we control, the type of lease and the year the leases are scheduled to expire in each of our current projects. The Carbon County, Montana acreage reflected is attributable to our Bear Creek coalbed methane project in the southern Big Horn Basin. The Richland County, Montana acreage refers to our Big Sky Project in the Williston Basin. The Niobrara County Wyoming acreage reflected is attributable to our Krejci oil project, and the Converse County, Wyoming acreage is attributable to our Douglas Project.

     The Douglas Project acreage (Converse County, Wyoming) is controlled through an exploration agreement that allows us the right to pursue exploration and developmental activities within this acreage block. We must pay our 50% share of the remaining balance of $2 million in order to acquire these leases. We can elect to pay our 50% share of $500,000 by June 1, 2005, and our 50% share of the remaining $1.5 million by June 1, 2006. In addition, we are obligated to pay delay rentals associated with this acreage during the option period.

     The Utah acreage reflected is attributable to our West Rozel oil project and the North Dakota acreage is attributable to our South Glenburn Prospect.

                                  Year of              Fee         State      Federal
                                Expiration            Leases      Leases      Leases      TOTALS
                                ----------            ------      ------      ------      ------

   MT - Carbon County              2005                 132                                   132
                                   2007               2,485        1,585                    4,070
                                   2009                                        2,288        2,288
                                   2010                                        1,788        1,788

   MT - Richland County            2005                 583                                   583
                                   2006                 411                                   411
                                   2007                 442                                   442
                                   2011                              256                      256

   WY - Niobrara County            2005                 328                                   328
                                   2006                 847          320                    1,167
                                   2007                 463           64                      527
                                   2008                  58          560                      618
                                   2011                                        9,295        9,295
                                   2012                                        1,703        1,703
                                   2014                                        3,286        3,286

   WY-Converse County              2005               5,790          400                    6,190
                                   2006               9,476          740         120       10,336
                                   2007               1,343          740       3,583        5,666
                                   2008               2,077                                 2,077
                                   2009               3,684                                 3,684
                                   2010                  20                      660          680
                                   2011                                       25,162       25,162
                                   2012                                          420          420
                                   2013                                          745          745
                                   2014                                          480          480




                                  Year of              Fee         State      Federal
                                Expiration            Leases      Leases      Leases      TOTALS
                                ----------            ------      ------      ------      ------

   ND - McHenry County             2006                  74                                    74
                                   2007               1,409                                 1,409
                                   2009               5,982                                 5,982
                                   2010                              665                      665
                                   2015                 245                                   245

   UT - Box Elder County           2013                                        3,200        3,200
                                   -----             ------        -----      ------       ------
       TOTALS                                        35,849        5,330      52,730       93,909

     The types of leases represented in this table are comprised of approximately 560 separate lease agreements and no one single lease is considered a material component of our acreage position. Fee leases consist of acreage leased from other individuals or companies that own the mineral rights underlying that acreage position. State leases consist of mineral rights underlying acreage controlled by the particular state where the acreage position is located, while federal leases consist of mineral rights underlying acreage controlled by the federal government and managed by the Bureau of Land Management.

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

     Our annual aggregate delay rental obligations, if we desire to continue to keep all our leases in effect, are as follows:

                         Year            Rental Obligation
                         ----            -----------------

                         2005                 $92,700
                         2006                 $82,431
                         2007                 $71,123
                         2008                 $70,383
                         2009                 $64,906
                         2010                 $59,248
                         2011                 $10,254
                         2012                  $6,994
                         2013                  $5,852

OFFICE FACILITIES

     Our office is located at 1050 17th Street, Suite 1850, Denver, Colorado, where we sublease a portion of a larger office space from Tower Energy Corporation. In December 2003, we signed a sublease agreement to provide aggregate monthly rental payments to Tower as follows:

                         Year              Annual Rental Amount
                         ----              --------------------
                         2005                    $22,985
                         2006                    $23,542
                         2007                    $22,051

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

         Quarter                  High              Low
         -------                  ----              ---
      2003 - First               $1.75            $0.03
         Second                   1.65             0.75
          Third                   1.21             0.85
         Fourth                   0.98             0.55
      2004 - First                1.12             0.61
         Second                   1.30             0.76
          Third                   1.80             1.18
         Fourth                   2.90             1.40

On April 14, 2005, the last reported sales price of our common stock was $3.20 per share.

Stockholders

     We are authorized to issue 100,000,000 shares of common stock. As of April 14, 2005, there were approximately 50 stockholders of record of our common stock.

Dividends on the Common Stock

     We have not declared a cash dividend on our common stock, and we do not anticipate the payment of future dividends. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

     In September 2004, we received $4,500,000 in gross proceeds in a private placement from six accredited investors. We sold 3,000,000 shares of our common stock at $1.50 per share. We paid a placement fee of $45,000 in cash and issued 30,000 shares of common stock, valued at $56,400 (which was the market price of the stock on the date of closing) to an individual who assisted in securing the placement. We also paid approximately $32,000 in additional placement and registration related expenses. This private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Section 4(2) of the Securities Act of 1933.

     In March 2004, we received $1,525,000 in gross proceeds in a private placement from two accredited investors. We sold 1,525,000 shares of our common stock at $1.00 per share and issued 1,525,000 warrants to purchase 1,525,000 shares at an exercise price of $1.00 per share until August 31, 2004. We did not pay a placement commission or agent fee associated with this funding and provided only for piggyback registration rights. In conjunction with this sale, we sold one-third of our interests in the Big Sky project for cash of $326,247 to an entity related to the investor that purchased 1.5 million of the units. This private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. The shares were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale. Prior to August 31, 2004, 25,000 of the warrants were exercised and 1,500,000 of the warrants expired unexercised.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     During calendar year 2005, we expect to continue to pursue oil and gas operations on our identified projects, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We do not intend to operate the drilling of oil and gas wells, but expect to participate as an outside working interest owner. We intend to continue to evaluate additional opportunities in areas where we believe there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although there is no assurance additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

     We expect that our pending merger with Tower Colombia Corporation and our strategic alliance with North Finn, LLC will provide us with continuing opportunities to participate in oil and gas projects. We do not expect to expend significant capital in the initial drilling phases of exploration opportunities and will attempt to exchange a portion of our ownership interests in projects for initial drilling activity. We expect to retain a level of ownership in projects so that in the event initial drilling is successful, the value of the project would be meaningful to us.

     We expect to build our oil and gas reserves and cash flow by continuing to participate in drilling horizontal Bakken wells at our Big Sky Project in Richland County, Montana. From January 1, 2005 through December 2005, we expect to participate in drilling up to 16 additional gross wells at Big Sky (approximately one net well), which would provide ownership of approximately
1.45 net wells to our interests. Including wells already owned and including the drilling schedule for 2005, we expect our acreage position would provide participation in a total of 52 gross wells, which would result in our ownership of approximately 2.5 net wells. We anticipate that our share of capital expenditures related to drilling activities at our Big Sky Project for 2005 will be approximately $2.3 million. We currently have adequate capital to fund our drilling obligations in this project.

     We also expect to participate in initial drilling at our South Glenburn oil prospect, our Fetter Field natural gas prospect and our Krejci oil prospect. We have entered into exploration agreements with outside industry participants at our Krejci oil prospect and our Fetter Field. We expect to be able to limit our capital exposure during the initial exploratory drilling phase in these projects. In the event initial drilling is successful, we currently have limited capital in order to participate in additional drilling and may need to raise additional funds. These funds could come from the sale of debt and/or equity instruments.

     We expect that our current cash position will be sufficient to fund our known cash requirements during calendar year 2005, although we intend to continue financing efforts to support our current and proposed oil and gas operations. We expect our total cash requirements for 2005 to be approximately $6.2 million to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other oil and gas related costs such as land and lease costs, geological costs and drilling costs. We expect to be able to fund these requirements with existing capital and expected cash flow from oil and gas operations.

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

     We recorded losses of $438,011 ($0.02 cents per common share) and $800,982 (three cents per common share) for the fiscal years ended December 31, 2004 and 2003, respectively.

     During the fiscal year ended December 31, 2004 ("2004"), we recorded $746,242 in oil and gas revenues, compared to $97,892 recorded during our fiscal year ended December 31, 2003 ("2003"). Our lease operating expenses and production taxes were $80,461 ($3.83 per barrel of oil equivalent produced ("boe")) in 2004 and $37,842 ($8.89 per boe) in 2003, and we had $665,781 and
$60,050 in net cash flow from oil and gas operations in 2004 and 2003, respectively.

     In 2004, we sold 12,849 barrels of oil at an average price of $41.58, resulting in oil revenues of $534,288, and we sold 48,965 mcf of natural gas at an average price of $4.33 per mcf resulting in gas revenues of $211,954. In 2003, we sold 687 barrels of oil at an average price of $28.33, resulting in oil revenues of $19,469, and we sold 21,430 mcf of natural gas at an average price of $3.66 per mcf, resulting in gas revenues of $78,423.

     We recorded $188,189 ($8.95 per boe), and $30,997 ($7.28 per boe) in
depreciation, depletion and amortization expense related to our oil and gas production in 2004 and 2003, respectively. We recorded nominal depreciation expense associated with our fixed assets for both 2004 and 2003.

     During 2004, we recorded general and administrative expenses in the amount of $945,114. Included in this amount is a non-cash charge of $282,500 for compensation expense to reflect the value attributable in 2004 of 250,000 shares of restricted common stock to be paid to our President and CFO as a component of his employment agreement from July 2003 through July 2005. Also included is a non-cash charge of $85,126 to Directors' expense to reflect the value of 50,000 shares of restricted common stock that was paid to another director for serving as Director, designated audit committee financial expert and as Chairman of the Audit Committee. We are obligated to pay 12,500 shares of restricted common stock for each quarter he serves in these capacities through the third quarter 2005.

     During 2003, we spent a total of $824,767 for general and administrative expenses. During the first six months of the year, our primary efforts were to secure financing and to transition into the business of oil and gas exploration and production. During this time, we spent a total of $377,305 for general and administrative expenses. During the second six months of 2003, our efforts were focused on our oil and gas operations and we incurred $447,642 for general and administrative expenses. Included in the amount incurred during the second half of 2003 is a non-cash charge of $141,250 to compensation expense to reflect the six month pro-rata value of 125,000 shares of restricted common stock to be paid to our President and CFO as a component of his employment agreement from July 2003 through July 2005, and a non-cash one-time charge of $84,200 to directors' expense for 100,238 shares of restricted common stock paid to a director for his past and future service. Also included is a non-cash charge of $8,750 to directors' expense to reflect the value of 12,500 shares of restricted common stock that was paid to another director for serving as Director, designated audit committee financial expert and as Chairman of the Audit Committee.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended December 31, 2004, we received approximately $6.0 million from two separate equity transactions. We received $1,525,000 from the sale of 1,525,000 shares of common stock at $1.00 per share, and we received a total of $4,500,000 from the sale of 3,000,000 shares of common stock at $1.50 per share. These private placements were made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933.

     At December 31, 2004, we had a working capital amount of approximately $5,439,000. We expect our total cash requirements for 2005 to be approximately $6.2 million to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other oil and gas related costs. We expect to be able to fund our capital requirements for the remainder of 2005 with existing capital and expected cash flow from oil and gas operations.

     We had no outstanding long-term debt at December 31, 2004 and had not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We paid approximately $2,895,000 during the fiscal year ended December 31, 2004 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

     SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

     The new standard will be effective for us, beginning August 1, 2005. Based on the share-based agreements in place at this time, we do not expect the adoption will have an effect on the financial statements that is materially different than already reported.

     In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, which changes the guidance in APB 29, Accounting for Non-monetary Transactions. This Statement amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

     The Securities and Exchange Commission has issued Staff Accounting Bulletin
(SAB) No. 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations," on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has complied with SAB No. 106.

     In March 2004, the FASB issued consensus on EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior periods to be restated. As, the Company has incurred net losses in the current and prior periods, and as the Company's preferred stock does not have a contractual obligation to share in the losses of the Company, the adoption of EITF 03-6 had no impact on the Company's financial condition, or its results of operations.

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements for the fiscal years ended December 31, 2004 and 2003 are attached hereto beginning on page F-1.

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

ITEM 8B. OTHER INFORMATION

     None.

PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      Name                 Age       Position(s) and Office(s)         Director Since
      ----                 ---       -------------------------         --------------

Patrick O'Brien            55      CEO and Chairman                    February 2003
Andrew P. Calerich         40      President, CFO and Director         October 2003
Alan Gelfand               44      Director                            December 2002
Kendell Tholstrom          58      Secretary and Director              February 2003
M.S. ("Moni") Minhas       49      Director                            February 2003
Nick DeMare                50      Director                            October 2003
Jon R. Whitney             60      Director                            February 2005


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

     Andrew P. Calerich has served as our President and CFO since July 17, 2003, and as a director since October 30, 2003. Mr. Calerich has over 14 years of public company oil and gas finance experience in a variety of capacities for various companies. Most recently, Mr. Calerich served as Vice President and Chief Financial Officer for PYR Energy Corporation. During his six years at PYR, he assisted in raising in excess of $40 million in capital through various financings and in moving the listing and trading of PYR's common stock from the OTC to the American Stock Exchange. From 1993 to 1997, Mr. Calerich was a business consultant specializing in accounting and finance for public and private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at Tipperary Corporation, a public oil and gas exploration and production company. Mr. Calerich began his professional career in public accounting with an international accounting firm. Mr. Calerich is a Certified Public Accountant and earned B.S. degrees in both Accounting and Business Administration at Regis College, in Denver.

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


     Names of Reporting Issuers                 Positions Held                     Market
     --------------------------                 --------------                     ------

Aguila American Resources, Ltd.       Director                                      TSXV
Andean American Mining Corp.          Director & Secretary                          TSXV
Baradero Resources Limited            Director, President & CEO                     TSXV & OTCBB
GGL Diamond Corp.                     Director                                      TSXV
Gold Point Exploration Ltd            Director & President                          TSXV
Golden Peaks Resources Ltd.           Director                                      TSXV
Goldmarca Limited                     Director & Secretary                          TSXV
Halo Resources Ltd.                   Director & CEO                                TSXV & OTCBB
Hilton Resources Ltd.                 Director, President & CEO                     TSXV & OTCBB
Kookaburra Resources Ltd.             Director                                      TSXV
Lariat Resources Ltd.                 Director                                      TSXV
Medina International Corp.            Director, Secretary, Treasurer & CFO          OTCBB
Tinka Resources Limited               Director                                      TSXV
Tumi Resources Limited                Director                                      TSXV & OTCBB

     Jon R. Whitney has served as a director since February 2005. Mr. Whitney began his employment with Colorado Interstate Gas Company, a natural gas transmission company, on October 1, 1968 as an accountant and in 1970 was promoted to accounting supervisor. Mr. Whitney joined the regulatory area in 1971 and in 1973 was promoted to Vice President, Regulatory Affairs and Controller. He was subsequently promoted to Senior Vice President and then Executive Vice President, with the additional responsibilities of Administration, Marketing, Engineering and Operations. In 1990, He was promoted to President and Chief Executive Officer and ultimately held various officer positions with 15 different companies within the corporate family. He also has held committee positions with the Interstate Natural Gas Association of America and the American Gas Association and has held directorships with several outside companies and community organizations. Prior to his employment with Colorado Interstate Gas Company, he was a Certified Public Accountant in private practice. Mr. Whitney is currently a member of Peak Energy Ventures, a natural gas consulting company.

2003 Meetings and Committees of the Board of Directors

     Our Board of Directors held five meetings during the year ended December 31, 2004. Except for one meeting where one director was not present, each director attended each of the Board and committee meetings he was eligible to attend. The standing committees of the board include the Audit, Compensation and Nominating Committees. Each of the Audit and Compensation Committees consists entirely of non-employee directors.

     The Audit Committee reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the independent auditors' work. M.S. Minhas and Alan Gelfand serve as members of the Audit Committee, and Nick DeMare serves as chairman of the Audit Committee. The Audit Committee met four times during the fiscal year ended December 31, 2004. All of the members of our Audit Committee are independent as defined by the applicable listing standards of the Nasdaq Stock Market.

Audit Committee Financial Expert

     Nick DeMare is our audit committee financial expert, as defined by the rules and regulations of Regulation S-B of the Securities Exchange Act.

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

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except Patrick O'Brien our CEO was late filing a Form 4 with respect to his receipt of stock options on July 15, 2004.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides summary information for the years 2004, 2003 and 2002 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company's chief executive officer. In addition the following table provides summary information for any other executive officers who received total salary and bonus exceeding $100,000 for the years 2004, 2003 and 2002.

                                             SUMMARY COMPENSATION TABLES

                                                  Annual Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                                                     Other Annual
        Name and Principal Position             Year         Salary ($)          Bonus ($)         Compensation ($)
        ---------------------------             ----         ----------          ---------         ----------------

Patrick O'Brien, CEO(1)                         2004                 -               -                     -
                                                2003                 -               -                     -
                                                2002                 -               -                     -

Andrew Calerich, President and CFO              2004            99,021               -                322,500(2)
                                                2003            48,000               -                     -
                                                2002                 -               -                     -


                                                  Long -Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                Restricted     Securities Underlying     LTIP Payouts         All Other
    Name and Principal Position       Year     Stock Awards       Options/SARs(#)            ($)          Compensation ($)
    ---------------------------       ----     ------------       ---------------            ---          ----------------

Patrick O'Brien, CEO                 2004           -                    -                    -                   -
                                     2003           -                    -                    -                   -
                                     2002           -                    -                    -                   -

Andrew Calerich, President and CFO   2004           -                    -                    -                   -
                                     2003        500,000                 -                    -                   -
                                     2002           -                    -                    -                   -

----------

(1) Mr. O'Brien became CEO of the Company in February 2003 and was not paid a salary or any other form of compensation during 2003 or 2004. None of the persons who served as CEO or acted in a similar capacity to that of a CEO received salary or any other form of compensation during 2004, 2003 or 2002.

(2) This amount represents the market value of 250,000 shares of stock that vested on July 1, 2004 in accordance with an employment agreement with Andrew Calerich, our President and CFO.

Employment Agreements

     In July 2003, the Company entered into an employment agreement with Andrew Calerich, its President and Chief Financial Officer. The three-year employment agreement calls for a base salary of $8,000 per month, family health and medical benefits and payment of 500,000 shares of the Company's Common Stock upon continued employment as follows: 250,000 shares shall vest on July 1, 2004 and

250,000 shares shall vest on July 1, 2005. As part of the employment agreement, only that portion of the shares of Common Stock that has a market value equal to the income tax liability realized upon vesting of the shares may be sold before July 1, 2005.

Equity Compensation and Other Plans

     On July 12, 2004, our stockholders approved the American Oil & Gas, Inc 2004 Stock Option Plan. We do not have any other equity compensation plans or long-term incentive plans. During 2004, we adopted an employee retirement plan.

Director Compensation

     Our directors are not compensated for any meeting of the board of directors that they attend, but they are entitled to reimbursement for travel expenses. We are obligated to pay Nick DeMare 12,500 shares of restricted common stock for each quarter he serves as a director, designated audit committee financial expert and as Chairman of the Audit Committee through September 30, 2005. Subsequent to 2004, we granted options to purchase 100,000 shares of the Company's common stock to Jon Whitney, a new Director of the Company, in consideration for serving on the Company's Board of Directors. These options have an exercise price of $2.38 per share, which was the closing price of the Company's common stock on February 15, 2005, the date on which Mr. Whitney accepted our offer to become a member of our board of directors. These options expire five years from the date of grant and one-eighth (1/8) of the options vest on the first day of each quarter during which Mr. Whitney continues to serve on the Company's Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information concerning the ownership of our common stock as of April 14, 2005, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of our common stock;
(ii) all directors; and (iii) directors and executive officers of the Company as a group. The number of shares listed as beneficially owned in the following table reflect the forward stock split of 8.25-for-1 of our issued and outstanding common stock which became effective on January 17, 2003. As of April 14, 2005, there were 29,963,702 shares of common stock issued and outstanding.

                                     Name and Address             Amount and Nature of        Percent of
      Title of Class               of Beneficial Owner          Beneficial Ownership(1)        Class(2)
      --------------               -------------------          -----------------------        --------
<
Common Stock ($0.001 par     Patrick O'Brien(3)                          733,025                     2.5%
value)                       1050 17th St., Suite 1850
                             Denver, CO  80265

Common Stock ($0.001 par     Andrew P. Calerich(4)                       999,950                     3.3%
value)                       1050 17th St., Suite 1850
                             Denver, CO  80265

Common Stock ($0.001 par     Alan Gelfand                                100,238           Less than 1%
value)                       1050 17th St, Suite 1850
                             Denver, CO 80265




                                    Name and Address             Amount and Nature of        Percent of
      Title of Class               of Beneficial Owner          Beneficial Ownership(1)        Class(2)
      --------------               -------------------          -----------------------        --------

Common Stock ($0.001 par     Kendell Tholstrom                           608,025                     2.0%
value)                       1050 17th St., Suite 1850
                             Denver, CO 80265

Common Stock ($0.001 par     Nick DeMare(5)                              299,000             Less than 1%
value)                       1050 17th St., Suite 1850
                             Denver, CO  80265

Common Stock ($0.001 par     M.S. ("Moni") Minhas                        100,238              Less than 1%
value)                       1050 17th St., Suite 1850
                             Denver, CO  80265

Common Stock ($0.001 par     Directors and Executive                   2,840,476                     9.5%
value)                       Officers as a Group
                             (6 individuals)

Common Stock ($0.001 par     LMA Hughes LLLP                           1,500,000                     5.0%
value)                       6307 Hawthorne Lane
                             Lakewood, CO  80227

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

(2) Percentages are based upon the total 29,963,702 outstanding shares of common stock combined with the number of shares of Common Stock beneficially owned by the person or entity with respect to whom the calculation is being made.

(3) Includes options to purchase 125,000 shares at $1.25 per share that are currently exercisable.

(4) Includes 250,000 shares paid to Mr. Calerich for continued employment through July 1, 2004 and 250,000 shares to be paid to Mr. Calerich for continued employment through July 1, 2005.

(5) Includes 62,500 shares owned by DNG Capital Corp, which is a company wholly owned by Nick DeMare.

Equity Compensation Plan Information

     The following table provides aggregate information presented as of December 31, 2004 with respect to our 2004 Stock Option Plan. We do not have any other equity compensation plans or long-term incentive plans.


                                                                (a) (b) (c)
                                                       Number of Securities
                                                       Weighted Averaged Number
                                                       of Securities
                                                         to Be Issued Upon          Exercise Price of          Remaining Available
                                                            Exercise of                Outstanding             for Future Issuance
                                                       Outstanding Options,         Options, Warrants         (Excluding Securities
Plan Category                                           Warrants and Rights            and Rights           Reflected in Column (a))
                                                       --------------------        ------------------       ------------------------
Equity compensation plans approved by shareholders........    403,000                       $1.25                 2,097,000
Equity compensation plans not approved by
shareholders..............................................        --                          --                         --
                                                              -------                       -----                 ---------
  Total...................................................    403,000                       $1.25                 2,097,000
                                                              =======                       =====                 =========


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

     Subsequent to the acquisition of the oil and gas leases, Mr. Patrick D. O'Brien, President of Tower, was appointed Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. O'Brien continues to serve as President of Tower and currently serves as CEO and a Chairman of the Company, spending approximately equal amounts of time on each entity. Tower and North Finn actively pursue exploration and development independent of the Company. However, Tower, North Finn and the principals of each entity entered into a Participation Agreement with the Company on January 17, 2003, in which they agreed to provide the Company the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to them.

     We have a strategic alliance with privately held Tower Colombia Corporation and North Finn LLC, pursuant to which principals of Tower and North Finn provide continuing oil and gas operational and technical expertise to the Company. No compensation was paid during 2003 or 2004 for these services and there is no agreement for specific future compensation. The principals of Tower and North Finn provided similar services to the Company during 2002, and during December 2002, were compensated for services rendered through payment of restricted common stock. Each of the six principals of Tower and North Finn received 608,025 shares (adjusted for the January 17, 2003, 8.25 for 1 forward stock split) valued at $18,425, based on the market price of the stock on the date of payment.

     On March 23, 2005, we signed a letter of intent that provides the mutual intent of the parties is that we will acquire through a merger 100% of the outstanding common stock of Tower Colombia Corporation in exchange for 5.8 million shares of our restricted common stock. We expect that this transaction will close before April 30, 2005. Effective January 17, 2005, we have agreed with Tower that the three principals of Tower will provide geological and other management services to us, and we will pay Tower a management fee of $30,000 per month through the date of closing the merger or May 31, 2005, whichever occurs first.

ITEM 13. EXHIBITS

     Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 35 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Wheeler Wasoff, P.C. the Company's certified independent accountant, billed the Company $31,544 for the year ended December 31, 2003, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, as well as for services normally provided by Wheeler Wasoff , P.C. in connection with statutory and regulatory filings or engagements for fiscal 2004. It is estimated that Wheeler Wasoff, P.C. will bill approximately $40,000 for these services for the year ending December 31, 2004.

Audit-Related Fees

     Wheeler Wasoff, P.C. did not provide the Company with any services for assurance and related services that were not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees.

Tax Fees

     For the year ended December 31, 2003, Wheeler Wasoff, P.C. billed the Company $2,021 for professional services for tax compliance, tax advice and tax planning. It is anticipated Wheeler Wasoff P.C. will bill approximately $3,000 for the same services for 2004.

All Other Fees

     For the year ended December 31, 2003, Wheeler Wasoff, P.C. did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval

     Our Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit. Alternatively, our Audit Committee Charter provides that the engagement of the independent auditor may be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. Because of the pre-approved policies and procedures established by the audit committee, the Audit Committee did not pre-approve Wheeler Wasoff, P.C. fees for audit services for fiscal year 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2005.


                                         American Oil & Gas, Inc.


                                         /s/ Andrew P. Calerich
                                         ---------------------------------------
                                         Andrew P. Calerich
                                         President and CFO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                         Title                                        Date
         ---------                         -----                                        ----
/s/ Patrick D. O'Brien     Chief Executive Officer and Chairman                     April 15, 2005
-----------------------
Patrick D. O'Brien

/s/ Andrew P. Calerich     President, Chief Financial Officer and Director          April 15, 2005
----------------------
Andrew P. Calerich

/s/ Alan Gelfand           Director                                                 April 15, 2005
-----------------------
Alan Gelfand

/s/ Kendell Thomstrom      Secretary and Director                                   April 15, 2005
-----------------------
Kendell Tholstrom

/s/ M.S. ("Moni") Minha    Director                                                 April 15, 2005
-----------------------
M.S. ("Moni") Minhas

/s/ Nick DeMare            Director                                                 April 15, 2005
-----------------------
Nick DeMare

/s/ Jon R. Whitney         Director                                                April 15, 2005
-----------------------
/s/ Jon R. Whitney

Exhibit Index

  Exhibit No.                                Description
  -----------         ----------------------------------------------------------
3(i)*                 Articles of Incorporation of the Company. (Incorporated by
                      reference from the Company's Form 10-SB, file number
                      000-31547, filed on September 18, 2000.)

3(ii)*                Bylaws of the Company (as revised on December 12, 2002).
                      (Incorporated by reference from the Company's Form 10-KSB/A, filed on November 18, 2003.)

10(i)* January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company's Form 8-K, filed on February 3, 2003.)

10(ii)* January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company's Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10(iii)*              Model Form Operating Agreement dated February 18, 2003.
                     (Incorporated by reference from the Company's
                      Form 10-KSB/A, filed on November 18, 2003.)

10(iv)*               Employment Agreement between the Company and Andrew P.
                      Calerich. (Incorporated by reference from the Company's Company's Form 10-QSB, filed on November 19, 2003.)

10(v)* The Company's 2004 Stock Option Plan (Incorporated by reference from Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, filed on June 16, 2004.)

14(i)* Code of Ethics. (Incorporated by reference from Exhibit 14(i) to the Company's Form 10-KSB for the fiscal year ending December 31, 2003, filed on April 14, 2004.)

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

---------------------

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                            AMERICAN OIL & GAS, INC.
                          INDEX TO FINANCIAL STATEMENTS






 Report of Independent Registered Public Accounting Firm           F-2

 Balance Sheet
     December 31, 2004                                             F-3

 Statements of Operations
     Years Ended December 31, 2004 and 2003                        F-4

 Statements of Stockholders' Equity
     Years Ended December 31, 2004 and 2003                        F-5

 Statements of Cash Flows
     Years Ended December 31, 2004 and 2003                        F-6 - F-7

 Notes to Financial Statements                                     F-8 - F-23

              REPORT OF INDEPENDENT REGISTERED PUBLIC AUDITING FIRM


To The Board of Directors and Stockholders
American Oil & Gas, Inc.


We have audited the accompanying balance sheet of American Oil & Gas, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.







                                         Wheeler Wasoff, P.C.


Denver, Colorado
April 8, 2005

                            AMERICAN OIL & GAS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
   Cash                                                            $  5,251,889
   Receivables                                                          258,848
   Advances and prepaids                                                 54,535
                                                                   ------------
      Total Current Assets                                            5,565,272
                                                                   ------------

PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties, full cost method (including
    unevaluated costs of $2,022,367)                                  3,700,892
   Other property and equipment                                           7,221
                                                                   ------------
       Total property and equipment                                   3,708,113
   Less-accumulated depreciation, depletion and amortization           (221,793)
                                                                   ------------
       Net property and equipment                                     3,486,320
                                                                   ------------
                                                                   $  9,051,592
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                        $    108,611
   Dividends payable                                                     18,020
                                                                   ------------
       Total Current Liabilities                                        126,631
                                                                   ------------

LONG TERM LIABILITIES
    Asset Retirement Obligations                                         40,702
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
   Series A preferred stock, $.001 par value,
            authorized 175,000 shares
            Issued and outstanding - 67,000 shares
            (2004 and 2003)                                                  67
   Common stock, $.001 par value, authorized
            100,000,000 shares Issued
            and outstanding - 29,153,702 shares (2004)
            and 24,388,702 shares (2003)                                 29,154
   Additional paid-in capital                                        10,400,629
   Deferred compensation                                               (141,250)
   Accumulated Deficit                                               (1,404,341)
                                                                   ------------
                                                                      8,884,259
                                                                   ------------
                                                                   $  9,051,592
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                            AMERICAN OIL & GAS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------
                                                       2004            2003
                                                   ------------    -------------

REVENUES
   Oil and gas sales                               $    746,242    $     97,892
                                                   ------------    ------------


OPERATING EXPENSES
   Lease operating                                       80,461          37,842
   General and administrative                           945,114         824,767
   Depletion, depreciation and amortization             192,838          36,265
                                                   ------------    ------------

Total operating expenses                              1,218,413         898,874
                                                   ------------    ------------
Loss from operations                                   (472,171)       (800,982)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
   Investment income                                     34,160            --
                                                   ------------    ------------
Total other income (expense)                             34,160            --

NET LOSS                                               (438,011)       (800,982)

    Less dividends on preferred stock                    61,640          18,020
                                                   ------------    ------------

NET (LOSS) TO COMMON STOCKHOLDERS                  $   (499,651)   $   (819,002)
                                                   ============    ============

NET (LOSS) PER COMMON
SHARE -BASIC AND DILUTED                           $      (0.02)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -BASIC AND DILUTED         25,211,447      23,780,902
                                                   ============    ============


    The accompanying notes are an integral part of the financial statements.


                                                 AMERICAN OIL & GAS, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                            Additional
                                     Preferred    Stock---       -Common      Stock---       Paid-in     Accumulated     Deferred
                                       Shares     Amount         Shares       Amount         Capital       (Deficit)    Compensation
------------------------------------------------------------------------------------------------------------------------------------

   Balance January 1, 2003               --      $    --       37,747,464   $    37,747    $   211,117   $  (165,348)   $      --

Shares returned to the company                                (16,500,000)       (16,500)        16,500
Sale of common stock at
 $1.25 per share                                                1,864,000          1,864      2,328,136
Costs of offering                                                                              (146,021)
Shares issued to President
 for deferred compensation                                        500,000            500        564,500                    (565,000)
Sale of common stock at
 $.75 per share                                                   664,500            665        497,710
Costs of offering                                                                              (101,757)
Warrants issued to
 placement agents                                                                                45,101
Sale of preferred stock
 at $11.50 per                         67,000           67                                      770,433
Unit
Preferred stock proceeds
 allocated to net profits
 interests                                                                                     (160,800)
Costs of offering                                                                               (96,227)
Warrants issued to placement
 agent                                                                                           15,091
Deferred compensation
 recognized                                                                                                                 141,250
Shares issued to Director -
 $.84 per share                                                   100,238            100         84,100
Shares issued to Director -
 $.70 per share                                                    12,500             13          8,738
Dividends on preferred stock                                                                    (18,020)
Net (loss)                                                                                                  (800,982)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance December 31, 2003           67,000           67     24,388,702         24,389      4,018,601     (966,330)      (423,750)

Sale of common stock at
 $1.00 per share                                                1,525,000          1,525      1,523,475
Costs of offering                                                                                (7,429)
Warrant exercise at
$1.00 per share                                                    25,000             25         24,975
Warrants issued for oil
 project consulting                                                                              31,611
Sale of common stock at
 $1.50 per share                                                3,000,000          3,000      4,497,000
Costs of offering                                                                              (133,957)
Stock issued for private
 placement costs                                                   30,000             30         56,370
Options issued for investor
 relations consulting                                                                            38,632
Shares issued for oil prospect,
 valued at $2.43 per share                                        135,000            135        327,915
Dividends on preferred stock                                                                    (61,640)
Deferred compensation
 recognized                                                                                                                 282,500
Shares issued to Director                                          50,000             50         85,076
Net (loss)                                                                                                   (438,011)
-----------------------------------------------------------------------------------------------------------------------------------
   Balance December 31, 2004           67,000    $      67     29,153,702    $    29,154    $10,400,629   $(1,404,341)   $ (141,250)
===================================================================================================================================


                         The accompanying notes are an integral part of the financial statements.



                                    AMERICAN OIL & GAS, INC.
                                   STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2004 AND 2003

----------------------------------------------------------------------------------------------------
                                                                  2004                      2003
                                                              -----------                -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $  (438,011)               $  (800,982)
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
     Stock issued for services                                     85,126                     92,950
     Options issued for services                                   38,632
     Deferred compensation                                        282,500                    141,250
     Accretion of asset retirement obligation                       4,520                      2,790
     Depletion, depreciation and amortization                     188,318                     33,475
Changes in assets and liabilities:
   (Increase) in receivables                                     (213,106)                   (45,742)
   Decrease (increase) in advances and prepaids                    12,252                    (66,787)
   (Decrease) increase in accounts payable and
      accrued liabilities                                        (365,785)                    44,894
                                                              -----------                -----------
Net cash (used) by operating activities                          (405,554)                  (598,152)
                                                              -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for office equipment                                   --                       (7,221)
    Cash paid for oil and gas properties                       (2,894,560)                (1,726,748)
    Proceeds from sale of oil and gas properties                1,582,171                       --
    Proceeds for net profits interest                                --                      160,800
                                                              -----------                -----------
Net cash (used) in investing activities                        (1,312,389)                (1,573,169)
                                                              -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of preferred stock                             --                      609,700
   Proceeds from sale of common stock                           6,025,000                  2,828,375
   Cash paid for offering costs                                   (84,986)                  (283,812)
   Proceeds from warrant exercise                                  25,000                       --
   Preferred dividends paid                                       (61,640)                      --
                                                              -----------                -----------
Net cash provided by financing activities                       5,903,374                  3,154,263
                                                              -----------                -----------

                                                              -----------                -----------
NET INCREASE IN CASH                                            4,185,431                    982,942
CASH, BEGINNING OF YEAR                                         1,066,458                     83,516
                                                              -----------                -----------
 CASH, END OF YEAR                                            $ 5,251,889                $ 1,066,458
                                                              ===========                ===========


               The accompanying notes are an integral part of the financial statements.




                                       AMERICAN OIL & GAS, INC.
                                 STATEMENTS OF CASH FLOWS (con't)
                              YEARS ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------------------------------------------------------------

                                                                   2004                  2003
                                                                  --------              --------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
                                                                  --------              --------
  Cash paid for interest expense                                  $   --                $   --
                                                                  ========              ========

SUPPLEMENTAL DISCLUSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
                                                                  --------              --------
  Stock issued for services                                       $ 85,126              $ 92,950
                                                                  ========              ========

                                                                  --------              --------
  Stock based deferred compensation                               $282,500              $141,250
                                                                  ========              ========

                                                                  --------              --------
  Stock issued for oil and gas property                           $328,050              $   --
                                                                  ========              ========

                                                                  --------              --------
  Warrants issued for oil and gas property consulting             $ 31,611              $   --
                                                                  ========              ========

                                                                  --------              --------
  Stock Issued for financing costs                                $ 56,400              $   --
                                                                  ========              ========

                                                                  --------              --------
  Warrants issued for financing costs                             $   --                $ 60,192
                                                                  ========              ========


             The accompanying notes are an integral part of the financial statements.

                                              F-7

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American Oil & Gas, Inc. ("the Company") was incorporated under the laws of the State of Nevada in February 2000 as DrGoodteeth.com, for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, the Company entered into a Purchase and Sale Agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming. With the purchase of the oil and gas prospects the Company changed its name to American Oil & Gas, Inc. and became an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production. The Company's resources and assets are reported as one operating segment and the Company conducts its operations primarily in the western United States with current properties in Wyoming, Montana, North Dakota and Utah.

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

The Company's financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion, the Company may have cash in banks in excess of federally insured amounts.

At December 31, 2004, $693,450 of the cash balance is specifically allocated to the drilling, completion and connection of oil and gas wells in the Company's Krejci oil project located in Niobrara County, Wyoming. (See "Preferred Stock" in Note 4 - Stockholders' Equity.)

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The Company has certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. At December 31, 2004, the Company has determined no allowance for uncollectible receivables is necessary.

OIL AND GAS PROPERTIES

The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves. At December 31, 2004, all of the Company's oil and gas properties and operations are located in one cost center, the United States.

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

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

IMPAIRMENT

The Company has adopted Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


GAS BALANCING

The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2004, the Company's gas production is in balance.

ASSET RETIREMENT OBLIGATION

In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations ("ARO") relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties.

The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the estimate of the life of the wells based on a reserve study prepared by an independent reserve engineering firm. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the year ended December 31, 2004:

   Asset retirement obligation beginning of year            $ 30,688
       Liabilities incurred                                   33,102
       Sale of oil and gas assets                            (27,608)
       Accretion                                               4,520
                                                            --------

   Asset retirement obligation end of year                  $ 40,702
                                                            ========

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

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net (loss) and (loss) per share for the year ended December 31, 2004 would have been adjusted to the pro-forma amounts indicated below.

                                                        2004           2003
                                                        ----           ----

Net loss - as reported                               $(438,011)     $  (800,982)
Add stock based compensation included
 in reported net loss                                   38,632             --
Deduct stock based compensation expense
 determined under the fair
 value method                                         (133,321)            --
                                                     ---------      -----------
Pro forma net loss                                   $(532,700)     $  (800,982)
                                                     =========      ===========
Net loss per share:

As reported                                          $   (0.02)     $     (0.03)
                                                     =========      ===========

Pro forma                                            $   (0.02)     $     (0.03)
                                                     =========      ===========


The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

                                                           2004      2003
                                                           ----      ----

        Expected option life-years                             5        -
        Risk-free interest rate                           3.36 %        -
        Dividend yield                                         0        -
        Volatility                                           71%        -

There were no options granted during 2003.

(LOSS) PER SHARE

Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of options, warrants and convertible preferred stock. At December 31, 2004 and 2003, all outstanding options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share for the years then ended, as the effect of the assumed exercises or conversions would be antidilutive.

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


REVENUE RECOGNITION

The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Natural gas sold is not significantly different for the Company's product entitlement.

FAIR VALUE

The carrying amount reported in the balance sheet for cash, accounts receivable, prepaids, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash assets at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions. The Company believes that credit risk associated with cash is remote. The Company is exposed to credit risk in the event of nonpayment by counter parties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counter parties is subject to continuing review.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning August 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

The Securities and Exchange Commission has issued Staff Accounting Bulletin
(SAB) No. 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations," on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has complied with the provisions of SAB 106.

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

RECLASSIFICATION

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.


NOTE 2 -  PROPERTY AND EQUIPMENT

On June 1, 2004, the Company entered into an option agreement which allows the opportunity to earn a 50% interest in the Douglas project which is comprised of undeveloped leasehold acres in Converse County, Wyoming.

On September 30, 2004, the Company sold 90% of its interests in the Powder River Basin coal bed methane acreage referred to as West Recluse, Glasgow and Bill. Included in this sale was 90% of the Company's interest in seven existing producing West Recluse wells. As part of the agreement, the Company retained a 10% working interest in seven producing coal bed methane wells and retained a 5% carried working interest in all additional wells drilled on this acreage. The Company received sales proceeds of approximately $1.255 million.

During December 2004, the Company acquired a working interest in an oil prospect oil prospect located in McHenry County, North Dakota. The Company calls this prospect the South Glenburn Prospect.

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


Property and equipment at December 31, 2004 consisted of the following:


Oil and gas properties, full cost method
   Unevaluated costs, not subject to amortization or ceiling test   $ 2,022,367
   Evaluated costs                                                    1,645,133
   Asset retirement costs                                                33,392
                                                                    -----------
                                                                      3,700,892
Furniture and equipment                                                   7,221
                                                                    -----------
                                                                      3,708,113
Less accumulated depreciation, depletion and amortization              (221,793)
                                                                    -----------
Property and equipment                                              $ 3,486,320
                                                                    ===========


Information relating to the Company's costs incurred in its oil and gas operations during the year ended December 31, 2004 is summarized as follows:

Property acquisition costs, unproved properties                       $1,279,364
Exploration costs                                                        194,413
Asset retirement costs                                                     5,494
Development costs                                                      1,846,494
                                                                      ----------
                                                                      $3,325,765
                                                                      ==========

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells. Development costs include drilling and other costs incurred within a proved area of oil and gas. The Company reviews and determines the cost basis of drilling prospects on a drilling location basis.

Furniture and equipment depreciation expense for the year ended December 31, 2004 and 2003 was $1,073 and $599, respectively.

During fiscal year 2004, the Company's two largest customers were Eighty Eight Oil LLC and Enserco Energy, Inc. Sales to these customers accounted for 70% and 17%, respectively, of oil and gas sales in 2004. During fiscal year 2003, the Company's two largest customers were Enserco Energy, Inc. and Link Energy Limited Partnership. Sales to these customers accounted for 71% and 18%, respectively, of oil and gas sales in 2003. Because there are other purchasers that are capable of and willing to purchase the Company's oil and gas and because the Company has the option to change purchasers on properties if conditions so warrant, the Company believes that its oil and gas production can be sold in the market in the event that it is not sold to its existing customers.

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 3 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 25 million shares of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

On August 18, 2003, the Board of Directors authorized and established a Series A of the Company's preferred stock. In October 2003, a total of $770,500 in gross proceeds was received from two accredited investors through the sale of 67,000 8% Series A preferred shares at a price of $11.50 per share. The preferred shares would automatically convert at an equivalent rate of $1.15 per common share into 670,000 common shares in October 2005, or earlier at the discretion of the holders of the preferred shares. The Company paid fees and expenses related to the offering of $81,136, including a cash finders' fee of 10%. The Company also issued warrants to the placement agents to purchase a total of 30,000 shares of the Company's common stock at an exercise price of 1.15 cents per share, for a period of five years. The warrants are valued at $15,091, using the Black-Scholes option pricing model.

The net proceeds from the preferred stock sale are to be used for drilling costs in the Company's Krejci oil project, located in the southern portion of the Powder River Basin of Wyoming. The holders of the preferred shares will receive a net profits interest of 20% in the actual wells drilled with these net proceeds. While the preferred shares are outstanding, the Company will pay the greater of the actual amount generated by the net profits interest or the amount required to provide the holders of the preferred shares an annualized return of eight percent for two years. During 2004, the Company paid $61,640 in cash dividends to the holders of preferred shares. The Company allocated $160,800 as the value attributable to the net profits interest, and has reduced the carrying value of its leasehold costs and charged additional paid in capital by this amount. The Company has not yet used any of these funds for drilling costs and considers these funds as restricted.

The preferred shares automatically convert if the common stock trades at or above $2.50 for a period of 15 calendar days. On January 5, 2005, the common stock traded above $2.50 for the 15th calendar day and, accordingly, the outstanding preferred shares converted into 670,000 shares of common stock.

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

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


On June 16, 2003, the Company issued 500,000 shares of common stock to its President and Chief Financial Officer, as part of his employment agreement. Pursuant to the agreement, 250,000 shares vested on June 1, 2004 and 250,000 shares will vest on July 1, 2005. The 500,000 shares are reflected as issued and outstanding at December 31, 2004 and 2003. The shares were valued at $565,000 ($1.13 per share), based on the non-discounted trading price of the Company's common stock as of the date of grant. At December 31, 2004 and 2003, $282,500 and $141,250, respectively, was charged to operations for the value of shares earned.

In October 2003, the Company completed a private offering of shares of common stock, $0.75 per share. A total of $498,375 was received from eleven (11) investors from the sale of 664,500 shares of common stock. The Company paid fees and expenses related to the offering of $56,656, including a cash finders' fee of 10%. The Company issued warrants to the placement agents to purchase 49,838 shares of the Company's common stock at an exercise price of 75 cents per share, for a period of five years. The warrants are valued at $45,101, using the Black-Scholes option pricing model.


In October 2003, 100,238 shares of common stock were paid to a Director for his past and future services as a Director. The shares were valued at $84,200 ($.84 per share), based on the non-discounted trading price of the Company's common stock as of the date of grant.

In December 2003, 12,500 shares of common stock were issued to a Director for serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were paid to a company wholly owned by the Director, and the shares were valued at $8,750 ($.70 per share), based on the non-discounted trading price of the Company's common stock as of the date of issuance. The Company is obligated to issue 12,500 shares of restricted common stock for each quarter this Director serves in these capacities through the third quarter 2005. During 2004, the Company issued 12,500 shares per quarter, for a total of 50,000 shares, to this Director and these shares were valued based on the non-discounted trading price of the Company's common stock of $0.84, $1.26, $1.91 and $2.80 for the first, second, third and fourth quarters, respectively.

In March 2004, the Company completed a private placement of 1,525,000 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share until August 31, 2004. The Company did not pay any fees or commissions associated with this financing. Holders of 25,000 of the warrants exercised the warrants prior to August 31, 2004, and 1,500,000 of the warrants expired unexercised. In conjunction with this sale, the Company sold one-third of its interests in the Big Sky project for cash of $326,247 to an entity related to the investor that purchased 1.5 million of the units.

In July 2004, the Company granted options to purchase 153,000 shares of its common stock at an exercise price equal to the market price on the date of grant of $1.25 per share to a consulting firm hired to assist the Company in its investor relations program. The options vest 8,500 per month from July 2004 through December 2005 and expire 5 years from the date of issuance. The options were valued at $115,898 using the Black-Scholes option pricing model.

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


In September 2004, the Company sold a total of 3,000,000 shares of common stock at a price of $1.50 per share. The Company paid a placement fee of $45,000 in cash and issued 30,000 shares (valued at the non-discounted trading price of the Company's common stock of $1.88 per share) to an individual who assisted in securing the private placement. Total costs of the offering were $133,957, including cash of $77,557 and common stock valued at $56,400.

WARRANTS

In September 2003, the Company issued warrants to purchase 30,000 shares of its common stock at an exercise price of $1.15 per share through September 2008 as partial consideration for a finder's fee in conjunction with the private placement of the Company's Series A preferred stock. These warrants are valued at $15,091, using the Black-Scholes option pricing model.

Also, in September 2003, the Company issued warrants to purchase 66,450 shares of common stock at an exercise price of $.75 per share through September 2008 as partial consideration for a finder's fee in conjunction with the private placement of the Company's common stock. These warrants are valued at $45,101, using the Black-Scholes option pricing model.

In May 2004, the Company granted warrants to purchase 163,200 shares of common stock at an exercise price equal to the market price on the date of grant of $1.09 per share to an individual who is assisting the Company with evaluation and marketing of its West Rozel project. These warrants vest 13,600 per month starting April 2004, and expire one year from date of vesting. These warrants were valued at $42,147 using the Black-Scholes option pricing model. As of December 31, 2004, the Company has capitalized $31,611 as additional capitalized costs with respect to its West Rozel project.

At December 31, 2004, the status of outstanding warrants is as follows:


        Issue                Shares         Exercise            Expiration
         Date             Exercisable         Price                Date
         ----             -----------         -----                ----

  September 15, 2003         30,000           $1.15         September 15, 2008
  September 24, 2003         66,450           $0.75         September 24, 2008
     May 26, 2004           122,400           $1.09         April 2005 through
                                                              December 2005

At December 31, 2004, the per share weighted average exercise price of outstanding warrants was $1.01 per share and the weighted average remaining contractual life was 2.15 years.

NOTE 4 - STOCK OPTION PLAN

The Company adopted the 2004 Stock Option Plan (the "Plan"). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 2,500,000 shares of common stock for the plan. At December 31, 2004, options to purchase 2,097,000 shares were available to be granted pursuant to the stock option plan.

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


The status of outstanding options granted pursuant to the plans are as follows:

                                                    Number of        Weighted Avg.            Weighted Avg.
                                                     Shares          Exercise Price             Fair Value
                                                     ------          -------------            -------------

Options Outstanding - December 31, 2003                     -            $   -                   $  -

Granted                                               403,000            $1.25                   $ 0.76
                                                      -------
Options Outstanding - December 31, 2004
     (176,000 exercisable)                            403,000            $1.25                   $ 0.76
                                                      =======

There have been no options exercised to date.

The following table presents additional information related to the options outstanding at December 31, 2004:

                                                                                    Weighted average
         Exercise price         Number of shares         Number of shares         remaining contractual
            per share              outstanding             Exercisable                life (Years)

            $ 1.25                   403,000                  176,000                     4.5
            ------                   -------                  -------                     ---


NOTE 5 - INCOME TAXES

A provision (benefit) for income taxes for the years ended December 31, 2004 and 2003 consists of the following:

                                                       2004             2003
                                                       ----             ----

Current taxes                                        $    --          $    --

Deferred taxes                                         617,000          327,000
   Less: valuation allowance                          (617,000)        (327,000)
                                                     ---------        ---------
Net income tax provision (benefit)                   $    --          $    --
                                                     =========        =========

The effective income tax rate for the years ended December 31, 2004 and 2003 differs from the U.S. Federal statutory income tax rate due to the following:

                                                        2004            2003
                                                        ----            ----

Federal statutory income tax rate                      (34.0%)        (34.0%)
State income taxes                                      (3.3%)         (3.3%)
Permanent differences                                     .5%           2.7%
Increase in valuation allowance                         36.8%          34.6%
                                                      -------         ------
Net income tax provision (benefit)                       --             --
                                                      =======         ======

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


The components of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

                                                        2004           2003
                                                        ----           ----
Deferred tax assets:
Federal and state net operating loss carryovers      $ 1,073,000    $   426,000
 Asset retirement obligation                              15,000           --
Oil and gas property                                    (468,000)      (151,000)
Deferred compensation                                     (3,000)        52,000
                                                     -----------    -----------
   Total deferred tax assets                             617,000        327,000
  Less: valuation adjustment                            (617,000)      (327,000)
                                                     -----------    -----------
Deferred tax asset                                   $      --      $      --
                                                     ===========    ===========


The Company has a $2,010,000 net operating loss carryover as of December 31, 2004. The net operating losses may offset against taxable income through the year ended December 2024. A portion of the net operating loss carryovers begin expiring in 2020. The Company provided a valuation allowance against its deferred tax asset of $617,000 and $327,000 as of December 31, 2004 and 2003, respectively, since it believes that it is more likely than not that it would be able to utilize it in its future tax returns. Of the total tax benefit, $290,000 is attributable to 2004.


NOTE 6 - RELATED PARTIES

In February 2003, Patrick O'Brien and Kendell Tholstrom were appointed as directors of the Company. Mr. O'Brien and Mr. Tholstrom also serve as executive officers and/or directors of Tower Colombia Corporation ("Tower"). Tower actively pursues exploration and development independent of the Company. Tower entered into a two year Participation Agreement with the Company on January 17, 2003, whereby they agreed to provide American the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to them. This agreement expired on January 17, 2005.

During December 2002, Mr. O'Brien and Mr. Tholstrom became shareholders of the Company when they each received 608,025 shares of the Company's common stock as compensation for oil and gas technical and operational services, each of which accounted for approximately 1.5% of the then outstanding shares. The Company also shares common executive office space with Tower, under a sublease agreement.

During 2004 and 2003, the Company reimbursed Tower for the Company's share of oil and gas related expenditures and administrative related expenditures in the amount of $232,088 and $89,380, respectively. In addition, the Company paid Tower $24,504 and $1,838 for 2004 and 2003, respectively, for rent expense under the sublease agreement.

In 2003, before becoming President and Chief Financial Officer of the Company, Andrew Calerich was paid a consulting fee of $20,000.

During 2003, the Company paid consulting fees of $30,000 to Alan Gelfand, a current Director and former President of the Company.

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.

The Company has a sublease agreement, and shares common office space with Tower, a related entity, for rent of its general corporate office facilities. The Company entered into this agreement effective in December 2003. Prior to December 2003, the Company did not have lease commitments. Rental expense for operating leases was $24,504 and $1,838 for the years ended December 31, 2004 and 2003, respectively.

The Company is obligated to pay Tower the following minimum future rental commitments under the noncancelable operating lease as of December 31, 2004:

       Office Lease Obligations              Year              Amount
                                             ----              ------
                                             2005              $22,985
                                             2006               23,542
                                             2007               22,051

In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $93,000 in delay rentals during the fiscal year ending December 31, 2005 to maintain the right to explore these prospects. The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

In addition to the delay rental payments, the Company's Douglas Project acreage is controlled through an exploration agreement that provides for the right to pursue exploration and developmental activities within this acreage block. The Company must pay $1,000,000 in acquisition costs in order to acquire these leases. The Company is obligated to make a payment of $250,000 by June 1, 2005, and $750,000 by June 1, 2006.

NOTE 8 - SUBSEQUENT EVENTS

On January 5, 2005, the outstanding preferred shares automatically converted into 670,000 shares of common stock pursuant to the placement agreement, based upon the Company's common stock trading above $2.50 for 15 calendar days.

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


On January 13, 2005, warrants to purchase 90,000 shares of the Company's common stock were exercised at an exercise price of $1.09 per share. The Company received proceeds of $98,100 in conjunction with this exercise.

On March 1, 2005, warrants to purchase 50,000 shares of the Company's common stock were exercised at an exercise price of $1.09 per share. The Company received proceeds of $54,500 in conjunction with this exercise.

On March 23, 2005, the Company signed a letter of intent to acquire 100% of the outstanding common stock of Tower Colombia Corporation in exchange for 5.8 million shares of restricted common stock. In conjunction with the merger, Pat O'Brien will continue as Chief Executive Officer and as Chairman of American. Mr. O'Brien also is the president of Tower. Bob Solomon, currently Vice President of Tower, will become Vice President of American and will be responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, currently Vice President of Tower and a Director of American, will also become Vice-President of American and will be responsible for oil and gas operations. The Company will obtain a fairness opinion prior to closing.

On March 23, 2005, the Company approved and entered into an agreement with Tower pursuant to which Tower provides, effective as of January 17, 2005, certain management services, including, but not limited to, human resource management, asset management services, and accounting and data management services for a monthly management fee of $30,000. This management services agreement will terminate on the earlier of May 31, 2005 or the closing date of the merger between the Company and Tower.

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

The complete definition of proved oil and gas reserves appears at Regulation S-X 4-10 (a) (2) (3) and (4). The complete definition of proved developed oil and gas reserves appears at Regulation S-X 4-10 (a) (4), 17 CFR 210. 4-10 (a) (4).

                            AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2004 and 2003 are as follows:

December 31, 2004                                      Oil (BBLS)     Gas (MCF)
--------------------------------------------------------------------------------

Beginning of year                                          70,900     1,526,800
Revisions of Previous quantity estimates                  (33,513)      190,853
Extensions, discoveries and improved recoveries           320,577       149,248
Sales of reserves in place                                (23,405)   (1,471,666)
Production                                                (12,849)      (48,965)
                                                       ----------    ----------
End of year                                               321,710       346,270
                                                       ==========    ==========

Proved developed reserves-end of year                     147,205       216,867
                                                       ==========    ==========


December 31, 2003                                      Oil (BBLS)      Gas (MCF)
--------------------------------------------------------------------------------
Beginning of year                                            --            --
Revisions of Previous quantity estimates                     --            --
Extensions, discoveries and improved recoveries            71,590     1,548,230
Sales of reserves in place                                   --            --
Production                                                   (690)      (21,430)
                                                       ----------    ----------

End of year                                                70,900     1,526,800
                                                       ==========    ==========

Proved developed reserves-end of year                       4,300       525,600
                                                       ==========    ==========


            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                    RELATING TO PROVED OIL AND GAS RESERVES

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

                                          December 31, 2004   December 31, 2003
                                          -----------------   -----------------
Future cash inflows                         $ 15,566,000        $  7,174,000
Future costs:
   Production                                 (2,843,000)         (1,801,000)
   Development                                (1,973,000)         (1,260,000)
                                            ------------        ------------
Future net cash flows                         10,750,000           4,113,000
10% discount factor                           (5,094,000)         (1,274,000)
                                            ------------       ------------
Standardized measure of discounted
 future net cash flows                      $  5,656,000        $  2,839,000
                                            ============        ============

                           AMERICAN OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2004 and 2003 are as follows:


                                                     December 31,   December 31,
                                                        2004           2003
                                                     ------------   ------------

Beginning balance                                    $ 2,839,000    $      --
Sales and transfers of oil and gas produced             (666,000)       (60,000)
Net (decrease) in prices and production costs            (13,000)          --
Sales of minerals in place                            (2,065,000)          --
Extensions and discoveries                             4,975,000      4,054,000
Changes in estimated future development costs            (94,000)    (1,155,000)
Revisions in previous quantity estimates                  (9,000)          --
Accretion of discount                                    284,000           --
Change in rates of production and other                  405,000           --
                                                     -----------    -----------
Ending balance                                       $ 5,656,000    $ 2,839,000
                                                     ===========    ===========


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