Form 10QSB
period 2005-03-31
AMERICAN OIL & GAS INC
filed 2005-05-20
CIK 1120916

U.S. Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-31547

AMERICAN OIL & GAS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0451554

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 17th Street, Suite 1850, Denver, CO	80265

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 991-0173

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

The total shares of $.001 Par Value Common Stock outstanding at May 19, 2005 was 35,776,202

     Transitional Small Business Disclosure Format (Check One)      Yes ☐ No ☑

AMERICAN OIL & GAS, INC.
FORM 10-QSB
INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

AMERICAN OIL & GAS, INC.

BALANCE SHEETS

	3/31/05	12/31/04
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,391,115	$5,251,889
Receivables	696,224	258,848
Advances and prepaids	48,033	54,535

Total Current Assets	5,135,372	5,565,272

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $2,157,934 at 3/31/05 and $2,022,367 at 12/31/04)	4,739,330	3,700,892
Other property and equipment	8,592	7,221

Total property and equipment	4,747,922	3,708,113
Less-accumulated depreciation, depletion and amortization	(365,258)	(221,793)

Net property and equipment	4,382,664	3,486,320

	$9,518,036	$9,051,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$217,057	$108,611
Preferred dividends payable	18,864	18,020

Total current liabilities	235,921	126,631

LONG TERM LIABILITIES
Asset retirement obligations	42,461	40,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A preferred stock, $.001 par value, authorized 500,000 shares Issued and outstanding – no shares at 3/31/05 and 67,000 shares at 12/31/04	—	67
Common stock, $.001 par value, authorized 100,000,000 shares Issued and outstanding – 29,976,202 shares at 3/31/05 and 29,153,702 shares at 12/31/04	29,976	29,154
Additional paid-in capital	10,622,982	10,400,629
Deferred compensation	(70,625)	(141,250)
Accumulated (deficit)	(1,342,679)	(1,404,341)

	9,239,654	8,884,259

	$9,518,036	$9,051,592

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	3/31/05	3/31/04
REVENUES
Oil and gas sales	$686,727	$67,914

COSTS AND EXPENSES
Lease operating	37,103	20,212
General and administrative	466,707	189,189
Depletion, depreciation and amortization	144,489	20,512

Total costs and expenses	648,299	229,913

INCOME (LOSS) FROM OPERATIONS	38,428	(161,999)

OTHER INCOME
Investment income	23,234	—

NET INCOME (LOSS) BEFORE INCOME TAXES	61,662	(161,999)

Provision for income tax	22,692	—

Tax benefit of net operating loss carryforward	(22,692)	—

NET INCOME (LOSS)	61,662	(161,999)

Less dividends on preferred stock	844	15,326

NET INCOME (LOSS) TO COMMON

STOCKHOLDERS-BASIC AND DILUTED	$60,818	$(177,325)

NET INCOME (LOSS) PER COMMON
SHARE-BASIC AND DILUTED	$—	$(0.01)

BASIC WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	29,880,702	25,894,883

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	30,373,702	25,894,883

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	3/31/05	3/31/04
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$61,662	$(161,999)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Stock issued for services	41,500	10,500
Options issued for services	19,316	—
Deferred compensation	70,625	70,625
Accretion of asset retirement obligation	1,025	347
Depletion, depreciation and amortization	143,465	20,165
Changes in assets and liabilities
(Increase) decrease in receivables	(437,376)	9,936
Decrease in advances and prepaids	6,502	21,094
Increase in A/P and accrued liabilities	108,446	(51,116)

Net cash provided (used) by operating activities	15,165	(80,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for office equipment	(1,371)	—
Proceeds from sale of oil and gas properties	—	326,247
Cash paid for oil and gas properties	(1,027,168)	(113,982)

Net cash (used) provided by investing activities	(1,028,539)	212,265

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	1,525,000
Proceeds from exercise of common stock warrants	152,600	—
Cash paid for offering costs	—	(7,431)

Net cash provided by financing activities	152,600	1,517,569

NET INCREASE IN CASH	(860,774)	1,649,386

CASH, BEGINNING OF PERIODS	5,251,889	1,066,458

CASH, END OF PERIODS	$4,391,115	$2,715,844

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services	$41,500	$10,500

Stock based deferred compensation	$70,625	$70,625

Warrants issued for oil and gas consulting services	$10,536	$—

Options issued for services	$19,316	$—

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.

Notes to Financial Statements
(UNAUDITED)
March 31, 2005

     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the entire year.

     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2004.

Nature of Business

     The Company is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States.

     The Company’s fiscal year end is December 31.

Note 1 — Significant Accounting Policies

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

     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2005, there were no cash equivalents. At March 31, 2005, $693,450 of the cash balance is specifically allocated to the drilling, completion and connection of oil and gas wells in our Krejci oil project located in Niobrara County, Wyoming.

     OIL AND GAS PROPERTIES — The Company follows the full cost method of accounting for oil and gas operations. Under this method, all costs related to the exploration for, and development of, oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

     DEPLETION, DEPRECIATION AND AMORTIZATION — Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil.

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

     REVENUE RECOGNITION - The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Natural gas sold is not significantly different for the Company’s product entitlement.

     IMPAIRMENT — The Company has adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

     SHARE BASED COMPENSATION — In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We have elected to continue to account for our employee stock compensation plan as prescribed under APB 25. Had compensation cost for our stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS 123, our net income/(loss) and income/(loss) per share for the quarters ended March 31, 2005, and 2004 would have been adjusted to the pro-forma amounts indicated below.

	3-31-05	3-31-04
Net income/(loss) – as reported	$61,662	$(161,999)
Add stock based compensation included in reported net income/(loss)	19,316	—
Deduct stock based compensation expense determined under the fair value method	(51,915)	—

Pro forma net income/loss)	$29,063	$(161,999)

Net income/(loss) per share:
As reported	$—	$(0.01)

Pro forma	$—	$(0.01)

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	3-31-05	3-31-04
Expected option life-years	5	—
Risk-free interest rate	2.60%	—
Dividend yield	0	—
Volatility	46.79%	—

There were no options granted during the quarter ended March 31, 2004.

     INCOME TAXES - We have adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     ASSET RETIREMENT OBLIGATION - In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties.

We have adopted the provisions of SFAS 143 to record the ARO associated with all wells in which we own an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the estimate of the life of the wells based on a reserve study prepared by an independent reserve engineering firm. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the quarter ended March 31, 2005:

Asset retirement obligation beginning of year	$40,702
Liabilities incurred	734
Accretion	1,025

Asset retirement obligation at March 31, 2005	$42,461

     NET EARNNGS (LOSS) PER SHARE - Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

     At March 31, 2004, all outstanding options and warrants were excluded from the computation of diluted loss per share for the quarter then ended, as the effect of the assumed exercises of these options and warrants was antidilutive.

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the quarter ended March 31, 2005:

			Per
	Net		Share
March 31, 2005	Income	Shares	Amount
Basic earnings per share:
Net income and share amounts	$61,662	29,880,702	$—

Dilutive Securities
Stock options		493,000
Warrants		119,650
Diluted earnings per share:

Net income and assumed share conversion	$61,662	30,373,702	$—

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for annual periods beginning after December 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

     SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. We expect the adoption will have an effect on the financial statements similar to the pro-forma effects reported above.

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

     The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS 143, “Accounting for Asset Retirement Obligations,” on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. We have complied with the provisions of SAB 106.

Note 2 – Property and Equipment

     Property and equipment at March 31, 2005 consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$2,157,381
Evaluated costs	2,547,823
Asset retirement costs	34,126

4,739,330
Furniture and equipment	8,592

4,747,922
Less accumulated depreciation, depletion and amortization	(365,258)

Property and equipment	$4,382,664

Note 3 – Preferred Stock

     On August 18, 2003, the Board of Directors authorized and established a Series A of the Company’s preferred stock. In October 2003, a total of $770,500 in gross proceeds was received from two accredited investors through the sale of 67,000 8% Series A preferred shares at a price of $11.50 per share. The preferred shares automatically convert at an equivalent rate of $1.15 per common share into 670,000 common shares in October 2005, or if our common stock trades at or above $2.50 for a period of 15 calendar days. On January 5, 2005, our common stock traded above $2.50 for the 15th calendar day and, accordingly, the outstanding preferred shares converted into 670,000 shares of common stock.

Note 4 - Common Stock

     On January 13, 2005, warrants to purchase 90,000 shares of the Company’s common stock were exercised at an exercise price of $1.09 per share. We received proceeds of $98,100 in conjunction with this exercise.

     On March 1, 2005, warrants to purchase 50,000 shares of the Company’s common stock were exercised at an exercise price of $1.09 per share. We received proceeds of $54,500 in conjunction with this exercise.

     During the quarter ended March 31, 2005, 12,500 shares of common stock were issued to a Director for Serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were paid to a company wholly owned by the Director, and the shares were valued at $41,500 based on the non-discounted trading price of the Company’s stock as of the date of issuance.

Note 5 - Related Party Transactions

     During the quarter ended March 31, 2005, we reimbursed Tower Colombia Corporation (“TCC”) for our share of oil and gas related expenditures and administrative related expenditures in the amount of $85,942. We also paid a total of $8,508, for the quarter ended March 31, 2005, to Tower Energy Corporation (“TEC”) primarily for our share of the office lease where we share office space with TCC and TEC. Patrick O’Brien, our Chief Executive Officer and Chairman, and Kendell Tholstrom, another of our directors, together owned a majority of TCC at the end of the quarter ended March 31, 2005 and Patrick D’ O’Brien owns 50% of TEC.

     On March 23, 2005, we signed a letter of intent to acquire 100% of the outstanding common stock of TCC in exchange for 5.8 million shares of restricted common stock and on April 21, 2005, we completed the acquisition of TCC. In conjunction with the merger, Pat O’Brien continues in his role as Chief Executive Officer and as Chairman of American. Mr. O’Brien was the president of TCC. Bob Solomon, formerly Vice President of TCC, became Vice President of American and will be responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, formerly Vice President of TCC, continues his role as a Director of American, and became Vice-President of American. Mr. Tholstrom is responsible for oil and gas operations. We obtained a fairness opinion from an independent investment banking firm prior to closing.

     On March 23, 2005, we approved and entered into an agreement with TCC pursuant to which TCC provides, effective as of January 17, 2005, certain management services, including, but not limited to, human resource management, asset management services, and accounting and data management services for a monthly management fee of $30,000. For the quarter ended March 31, 2005, we paid a total of $75,000 to TCC pursuant to this agreement. This management services agreement terminated on April 21, 2005, the closing date of the merger between the Company and TCC.

Note 6 – Subsequent Events

     On April 21, 2005, we acquired 100% of the outstanding common stock of Tower Colombia Corporation in exchange for 5.8 million shares of restricted common stock.

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Overview

     We are an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States. The following oil and gas exploration/development project updates should be read in conjunction with our annual report on Form 10-KSB for our calendar year ended December 31, 2004.

     A significant amount of our oil and gas revenues is generated from our Big Sky project. At March 31, 2005, we owned interests in 13 gross (.70 net) producing wells at our Big Sky project, and during the quarter ended March 31, 2005, our share of production from these wells was approximately 14,200 barrels of oil equivalent. We expect to participate in 12 additional wells and own interests in 25 gross (approximately 1.37 net) wells in our Big Sky project by year-end 2005. Including the wells drilled through 2005, we anticipate we will have participated in a total of 52 gross (approximately 2.5 net wells) in this project by the end of 2007.

     Within our approximate 120,000 gross (approximately 83,000 net) acre Douglas project, our initial focus is on our approximate 51,000 acre Fetter area. On May 7, 2005, we commenced drilling the first of two planned wells to test the Niobrara and Frontier formations to a total depth of approximately 11,500 feet in an over-pressured area of the southern Powder River Basin in Wyoming. The Fetter area has a history of various exploration and development attempts. Numerous wells, which have been drilled by others over four decades, have encountered and/or produced natural gas and condensate, including four wells drilled in the 1990s (owned by others) that are still producing from the Niobrara and Frontier formations. We believe that prior development efforts were negatively affected by various factors including inordinately long single well drill times, drilling techniques and delays in connecting wells that resulted in the potential for significant reservoir damage, and low commodity pricing environments.

     In February 2005, we signed an agreement with an Oklahoma based exploration and production company with expertise in the application of under-balanced horizontal drilling (“UBHD”) technologies to participate in the drilling of the two new wells to evaluate the Niobrara and Frontier formations. Under the terms of the agreement, the joint venture participant has brought in specialized equipment to apply its UBHD drilling technology and experience. The joint venture participant will pay 60% of the costs to earn a 50% interest in the first well and will pay 30% of the costs to earn a 25% interest in the second well. Subject to certain additional funding terms, the joint venture participant will earn a 25% WI in the Fetter area AMI. We will pay 30% to own a 37.5% WI in the first well and will pay 52.5% to own a 56.25% WI in the second well. Subject to these and other terms of this agreement, we would retain a 56.25% WI in the entire Fetter area AMI.

     At our approximate 41,000 gross (25,000 net) acre Krejci oil project, field activities remain temporarily suspended. The private company with whom American entered into an agreement in 2004 has drilled, but not tested, one vertical well targeting the Mowry shale formation. The continual operations contemplated under the original agreement have not occurred and discussions are ongoing that are expected to result in the resumption of field activity during the spring or early summer.

     We continue to pursue a joint venture agreement, farm-out or sale of our Big Horn Basin, Montana Bear Creek coal-bed methane project and our West Rozel heavy oil project located in Box Elder County, Utah. We have several parties interested in these projects and we are negotiating potential deal structures and terms.

     During April 2005, we drilled an unsuccessful initial test well at our South Glenburn prospect, located in McHenry County, North Dakota. The South Glenburn Prospect targeted the Mission Canyon formation at a depth of approximately 4,500 feet. Based on log analysis and drill stem testing, we determined that commercial production was not possible from this well-bore and the well was plugged and abandoned. We currently do not plan to perform any additional drilling activities in the prospect area.

Results of Operations

     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004; and should further be read in conjunction with the financial statements and notes thereto included in this report.

The quarter ended March 31, 2005 compared with the quarter ended March 31, 2004.

     We recorded net income of $61,662 (less than $.01 per common share) for the quarter ended March 31, 2005 (“2005”), as compared to a net loss of $161,999 ($.01 cent per common share) for the quarter ended March 31, 2004 (“2004”). Our revenues from oil and gas production were $686,727 for the first quarter of 2005, compared to $67,914 for the first quarter of 2004.

     For 2005, we recorded $625,737 in revenues from the sale of 13,726 barrels of oil (“Bbls”) for an average price of $45.59 per Bbl, and $60,990 in revenues from the sale of 10,069 Mcf of natural gas for an average price of $6.06 per Mcf. For 2004, we recorded $24,021 in revenues from the sale of 772 Bbls for an average price of $31.12 per Bbl, and $43,893 in revenues from the sale of 12,133 Mcf of natural gas for an average price of $3.62 per Mcf. Lease operating expenses and production taxes were $37,103 ($2.41 per barrel of oil equivalent (“boe”) produced) for 2005 and $20,212 ($7.23 per boe) for 2004. Net income from oil and gas operations was $649,624 for 2005 and $47,702 for 2004. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations of $141,022 ($9.15 per boe) for 2005 and $19,292 ($6.90 per boe) for 2004.

     We recorded $466,707 and $189,189 in general and administrative expenses for 2005 and 2004, respectively. The increase is primarily attributable costs associated with our merger with Tower Colombia Corporation of $46,343, an increase of $18,168 associated with an increase in accounting and audit related expenses, management fees paid to TCC of $75,000, an increase in the amount charged to Director’s expense of $30,913 associated with the value of common stock paid to one of our Directors, an increase of $31,703 associated with investor relations (of which $19,316 is attributable to the value for the quarter of stock options granted to an investor relations firm that is assisting us with our investor relations program), an increase of $28,128 attributable to increasing the number of employees from one employee for 2004 to three employees for 2005 and other costs associated with our expanding operations.

     For 2005, we recorded $23,234 in investment income attributable to our cash balance. We did not generate any investment income for 2004.

Liquidity and Capital Resources

     At March 31, 2005, we had $4,899,451 in working capital. We anticipate that our current cash position will be sufficient to fund our known cash requirements for the next 12 months, although we intend to continue financing efforts to support additional oil and gas opportunities. We anticipate our total cash requirements for the next 12 months to be approximately $5,200,000 to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other known oil and gas related costs such as land and geological costs. We expect to be able to fund these requirements with existing capital and expected cash flow from oil and gas operations. We may require additional capital to fund drilling and other related costs in our identified and in other projects. Accordingly, we may need to raise additional capital through sale of equity or debt.

     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements. We paid $1,027,168 during the quarter ended March 31, 2005 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.

ITEM 3. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended March 31, 2005, 12,500 shares of common stock were issued to a Director for serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were paid to a company wholly owned by the Director, and the shares were valued at $41,500 based on the non-discounted trading price of the Company’s stock as of the date of issuance. This issuance was made in reliance on exemptions from registration contained in Regulation D of the Securities Act of 1933, as amended.

     On January 13, 2005, warrants to purchase 90,000 shares of the Company’s common stock were exercised at an exercise price of $1.09 per share. The Company received proceeds of $98,100 in conjunction with this exercise.

     On March 1, 2005, warrants to purchase 50,000 shares of the Company’s common stock were exercised at an exercise price of $1.09 per share. The Company received proceeds of $54,500 in conjunction with this exercise.

Item 6. Exhibits.

Exhibit No.	Description
3(i)	Articles of Incorporation of the Company.(1)

3(ii)	Bylaws of the Company (as revised on December 12, 2002).(2)

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	906 Certification of Chief Executive Officer

32.2	906 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.

(2)	Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date
/s/ Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors	May 19, 2005

Patrick D. O’Brien

/s/ Andrew P. Calerich	President, Chief Financial Officer and Director	May 19, 2005

Andrew P. Calerich

Exhibit Index

Exhibit No.	Description
3(i)	Articles of Incorporation of the Company.(1)

3(ii)	Bylaws of the Company (as revised on December 12, 2002).(2)

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	906 Certification of Chief Executive Officer

32.2	906 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.

(2)	Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.