Form 10QSB
period 2005-06-30
AMERICAN OIL & GAS INC
filed 2005-08-17
CIK 1120916

U.S. Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
The total shares of $.001 Par Value Common Stock outstanding at August 12, 2005 was 35,788,702.
Transitional Small Business Disclosure Format (Check One)           Yes ☐ No ☑

AMERICAN OIL & GAS, INC.
FORM 10-QSB
INDEX

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
BALANCE SHEETS

	6/30/05	12/31/04
ASSETS	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$2,799,273	$5,251,889
Receivables	1,116,546	258,848
Advances and prepaids	32,129	54,535

Total Current Assets	3,947,948	5,565,272

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $4,039,407 at 6/30/05 and $2,022,367 at 12/31/04)	8,004,076	3,700,892
Other property and equipment	13,481	7,221

Total property and equipment	8,017,557	3,708,113
Less — accumulated depreciation, depletion and amortization	(740,806)	(221,793)

Net property and equipment	7,276,751	3,486,320

	$11,224,699	$9,051,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$960,170	$108,611
Preferred dividends payable	—	18,020

Total current liabilities	960,170	126,631

LONG TERM LIABILITIES
Asset retirement obligations	44,425	40,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A preferred stock, $.001 par value, authorized 500,000 shares
Issued and outstanding — no shares at 6/30/05 and 67,000 shares at 12/31/04	—	67
Common stock, $.001 par value, authorized 100,000,000 shares	35,789	29,154
Issued and outstanding — 35,788,702 shares at 6/30/05 and 29,153,702 shares at 12/31/04	35,789	29,154
Additional paid-in capital	11,367,582	10,400,629
Deferred compensation	—	(141,250)
Accumulated (deficit)	(1,183,267)	(1,404,341)

	10,220,104	8,884,259

	$11,224,699	$9,051,592

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	6/30/05	6/30/04	6/30/05	6/30/04
REVENUES
Oil and gas sales	$1,239,042	$79,763	$1,925,769	$147,677

OPERATING EXPENSES
Lease operating	57,400	14,710	94,503	34,922
General and administrative	665,303	233,625	1,132,010	422,813
Depletion, depreciation and amortization	374,569	21,051	519,058	41,564

	1,097,272	269,386	1,745,571	499,299

OTHER INCOME
Investment income	17,642	918	40,876	918

NET INCOME (LOSS) BEFORE INCOME TAXES	159,412	(188,705)	221,074	(350,704)

Provision for income tax	60,130	—	82,822	—
Tax benefit of net operating loss carryforward	(60,130)	—	(82,822)	—

NET INCOME (LOSS)	159,412	(188,705)	221,074	(350,704)

Less dividends on preferred stock	—	15,326	—	30,652

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$159,412	$(204,031)	$221,074	$(381,356)

NET INCOME (LOSS) PER COMMON SHARE—BASIC	$—	$(0.01)	$0.01	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE—DILUTED	$—	$(0.01)	$0.01	$(0.02)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,437,740	25,926,202	32,171,810	25,283,139

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,942,411	25,926,202	32,613,195	25,283,139

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	6/30/05	6/30/04
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$221,074	$(350,704)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Stock issued for services	105,251	26,251
Options issued for services	38,632	—
Deferred compensation	141,250	141,250
Accretion of asset retirement obligation	1,025	632
Depletion, depreciation and amortization	516,971	40,932
Changes in assets and liabilities
(Increase) in receivables	(866,554)	(14,252)
Decrease in advances and prepaids	22,406	38,810
Increase (decrease) in A/P and accrued liabilities	838,877	(387,954)

Net cash provided (used) by operating activities	1,018,932	(505,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for office equipment	(1,371)	—
Proceeds from the sale of oil and gas properties	—	326,247
Cash paid for oil and gas properties	(3,605,708)	(567,659)

Net cash (used) provided by investing activities	(3,607,079)	(241,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	1,525,000
Proceeds from exercise of common stock warrants	152,600	—
Cash received from acquired company	1,795	—
Preferred dividends paid	(18,864)	—
Cash paid for offering costs	—	(7,430)

Net cash provided by financing activities	135,531	1,517,570

NET (DECREASE) INCREASE IN CASH	(2,452,616)	771,123

CASH, BEGINNING OF PERIODS	5,251,889	1,066,458

CASH, END OF PERIODS	$2,799,273	$1,837,581

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services	$105,251	$26,251

Stock based deferred compensation	$141,250	$141,250

Stock issued for acquired company	$656,833	$—

Warrants issued for oil and gas consulting services	$21,072	$10,537

Options issued for services	$38,632	$—

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
Notes to Financial Statements
(UNAUDITED)
June 30, 2005
     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the entire year.
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
Note 1 — Significant Accounting Policies
     USE OF ESTIMATES — The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     CASH EQUIVALENTS — For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2005, there were no cash equivalents. At June 30, 2005, $693,450 of our cash balance is specifically allocated to the drilling, completion and connection of oil and gas wells in our Krejci oil project located in Niobrara County, Wyoming.
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
     DEPLETION, DEPRECIATION AND AMORTIZATION — Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proved oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil.
     CEILING TEST — In applying the full cost method, the Company performs a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proved reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings.
     REVENUE RECOGNITION — The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Natural gas sold is not significantly different for the Company’s product entitlement.
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
     SHARE BASED COMPENSATION — In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We have elected to continue to account for our employee stock compensation plan as prescribed under APB 25. Had compensation cost for our stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS 123, our net income/(loss) and income/(loss) per share for the quarters ended June 30, 2005, and 2004 would have been adjusted to the pro forma amounts indicated below.

	6-30-05	6-30-04
Net income/(loss) — as reported	$221,074	$(350,704)
Add stock based compensation included in reported net income/(loss)	153,691	—
Deduct stock based compensation expense determined under the fair value method	(392,174)	—

Pro forma net income/loss)	$(17,409)	$(350,704)

Net income/(loss) per share:
As reported	$.01	$(0.02)

Pro forma	$.01	$(0.02)

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	6-30-05	6-30-04
Expected option life	5 years	—
Risk-free interest rate	3.09% to 3.36%	—
Dividend yield	0%	—
Volatility	57.78% to 70.70%	—
There were no options granted during the six months ended June 30, 2004.
     INCOME TAXES — We have adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
     ASSET RETIREMENT OBLIGATION — In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties.
We have adopted the provisions of SFAS 143 to record the ARO associated with all wells in which we own an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the estimate of the life of the wells based on a reserve study prepared by an independent reserve engineering firm. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the six months ended June 30, 2005:

Asset retirement obligation beginning of year	$40,702
Liabilities incurred	1,636
Accretion	2,087

Asset retirement obligation at June 30, 2005	$44,425

     NET EARNINGS (LOSS) PER SHARE - Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

     At June 30, 2004, all outstanding options and warrants were excluded from the computation of diluted loss per share for the quarter then ended, as the effect of the assumed exercises of these options and warrants was antidilutive.
     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the quarter and six months ended June 30, 2005:

			Per
	Net		Share
Quarter ended June 30, 2005	Income	Shares	Amount
Basic earnings per share:
Net income and share amounts	$159,412	34,437,740	$—

Dilutive Securities
Stock options		354,221
Warrants		150,450
Diluted earnings per share:

Net income and assumed share conversion	$159,412	34,942,411	$—

			Per
	Net		Share
Six Months ended June 30, 2005	Income	Shares	Amount
Basic earnings per share:
Net income and share amounts	$221,074	32,171,810	$.01

Dilutive Securities
Stock options		304,111
Warrants		137,274
Diluted earnings per share:

Net income and assumed share conversion	$221,074	32,613,195	$.01

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
     SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. We expect the adoption will have an effect on the financial statements similar to the pro forma effects reported above.
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
Note 2 — Property and Equipment
     Property and equipment at June 30, 2005 consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$4,039,407
Evaluated costs	3,929,641
Asset retirement costs	35,028

8,004,076
Furniture and equipment	13,481

8,017,557
Less accumulated depreciation, depletion and amortization	(740,806)

Property and equipment	$7,276,751

Note 3 — Common Stock
     On April 21, 2005, we completed, the merger of Tower Colombia Corporation, a related party (“TCC”). TCC was an independent oil and natural gas company engaged in exploration, development and production of hydrocarbon reserves primarily in the Rocky Mountain region. The previously outstanding shares of our common stock remain outstanding, the shares of common stock of TCC were cancelled and TCC’s shareholders received a total of 5,800,000 shares of our restricted common stock in exchange. TCC’s shareholders were Mr. Patrick O’Brien, Mr. Bob Solomon, and Mr. Kendell Tholstrom. In conjunction with the merger, Pat O’Brien continues in his role as Chief Executive Officer and as Chairman of American. Mr. O’Brien was the president of TCC. Bob Solomon, formerly Vice President of TCC, became Vice President of American and is responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, formerly Vice President of TCC, continues his role as a Director of American, and became Vice-President of American. Mr. Tholstrom is responsible for oil and gas operations.
     On June 30, 2005, 12,500 shares of common stock were issued to an independent Director for Serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were valued at $62,740 based on the non-discounted trading price of the Company’s stock as of the date of issuance.
Note 4 — Related Party Transactions
     On April 21, 2005, we acquired, through a merger, 100% of the outstanding common stock of Tower Colombia Corporation (“TCC”) in exchange for 5.8 million shares of our restricted common stock. Patrick O’Brien, our Chief Executive Officer and Chairman, Kendell Tholstrom, vice-president and director, and Bob Solomon, vice-president each owned 1/3rd of TCC prior to our acquisition of TCC. In conjunction with the merger, Pat O’Brien continues in his role as Chief Executive Officer and as Chairman of American. Mr. O’Brien was the president of TCC. Bob Solomon, formerly Vice President of TCC, became Vice President of American and is responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, formerly Vice President of TCC, continues his role as a Director of American, and became Vice-President of American. Mr. Tholstrom is responsible for oil and gas operations. Prior to closing, we obtained a fairness opinion concerning the terms of the merger from an independent investment banking firm.

     During the quarter ended and six months ended June 30, 2005, we reimbursed TCC for our share of oil and gas related expenditures and administrative related expenditures in the amount of $0 and $85,942, respectively. We also paid a total of $18,082 and $26,590, respectively, for the quarter and six months ended June 30, 2005, to Tower Energy Corporation (“TEC”) primarily for our share of the office lease where we share office space with TCC and TEC. Patrick O’Brien, our Chief Executive Officer and Chairman, Kendell Tholstrom, vice-president and director, and Bob Solomon, vice-president each owned 1/3rd of TCC prior to our acquisition of TCC. Patrick D’ O’Brien and Bob Solomon each own 50% of TEC.
     On March 23, 2005, we approved and entered into an agreement with TCC pursuant to which TCC provides, effective as of January 17, 2005, certain management services, including, but not limited to, human resource management, asset management services, and accounting and data management services for a monthly management fee of $30,000. For the quarter and six months ended June 30, 2005, we paid $15,000 and $90,000, respectively, to TCC pursuant to this agreement. This management services agreement terminated on April 21, 2005, at the time of the closing of the merger between the Company and TCC.
Note 5 — Subsequent Events
     On July 22, 2005, we sold to accredited investors, a total of 250,000 Units for $13,500,000, with each Unit comprised of one share of Series AA Convertible Preferred Stock (“Preferred Stock”) and warrants to purchase shares of our $.001 par value common stock. We will pay an 8% annual dividend on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion.
     If, before September 21, 2005, we are successful in establishing natural gas sales from the Sims 16-26 well currently drilling at the Fetter project, then each share of Preferred Stock is convertible into nine shares of common stock, which is a conversion rate of $6.00 per share, and we will issue warrants to purchase 2.7 shares of common stock at $6.00 per share for each share of Preferred Stock sold. If we are not able to establish natural gas sales from the Sims well before September 21, 2005, then the Preferred Stock is convertible into twelve shares of common stock, which is a conversion rate of $4.50 per share, and we will issue warrants to purchase 3.6 shares of common stock at $4.50 per share for each share of Preferred Stock sold. The warrants expire 18 months from the closing date, and we can call the warrants if the daily weighted average trading price of our common stock averages at least 123% of the exercise price for 25 consecutive trading days.
     The Preferred Stock automatically converts into common stock on the third anniversary of closing or anytime sooner at the discretion of the preferred holders. We can require conversion of the Preferred Stock if the daily weighted average trading price of our common stock averages at least 150% of the conversion price for 25 consecutive trading days.
     In connection with the funding, we agreed to pay placement fees of $510,000 and 3-year warrants to purchase common stock at an exercise price equal to the exercise price for the warrants received by the Preferred Stock investors. If the exercise price is $6.00, the placement fees will include warrants to purchase 281,250 common shares at $6.00 per share. If the exercise price is $4.50, the placement fees will include warrants to purchase 375,000 common shares at $4.50 per share.
     We are required to file a registration statement before October 6, 2005 in order to register the resale of the common stock underlying the Preferred Stock and the common stock underlying the warrants.

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
Overview
     We are an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States. The following oil and gas exploration/development project updates should be read in conjunction with our annual report on Form 10-KSB for our fiscal year ended December 31, 2004.
     A significant amount of our oil and gas revenues is generated from our Big Sky project. At June 30, 2005, we owned interests in 16 gross (.86 net) producing wells at our Big Sky project, and during the quarter and six months ended June 30, 2005, our share of production from these wells was approximately 24,729 and 38,929 barrels of oil equivalent, respectively. We expect to participate in 9 additional wells and own interests in 25 gross (approximately 1.37 net) wells in our Big Sky project by year-end 2005. Including the wells drilled through 2005, we anticipate we will have participated in a total of 52 gross (approximately 2.5 net wells) in this project by the end of 2007.
     Within our approximate 120,000 gross (approximately 83,000 net) acre Douglas project, our initial focus is on our approximate 51,000 acre position in the Fetter area. On May 7, 2005, we commenced drilling the first of two planned wells to test the Niobrara and Frontier formations to a total depth of approximately 11,500 feet in an over-pressured area of the southern Powder River Basin in Wyoming. The Fetter area has a history of various exploration and development attempts. Numerous wells in the area, which have been drilled by others over four decades, have encountered and/or produced natural gas and condensate, including four wells drilled in the 1990s (owned by others) that are still producing from the Niobrara and Frontier formations. We believe that prior development efforts were negatively affected by various factors including inordinately long single well drill times, drilling techniques and delays in connecting wells that resulted in the potential for significant reservoir damage, and low commodity pricing environments.
     On July 27, 2005, we reported that after the Sims 16-26 well was drilled into our target formation, natural gas flow rates encountered during a subsequent two day period of intermittent testing ranged from two to five million cubic feet per day and condensate flow rates were estimated to be 300 to 500 barrels per day with flowing pressures of up to 2,500 PSI at surface. The higher than expected condensate flow rates and reservoir pressures that were encountered prevented drilling completely through the target formations. The original plan for this well was to intersect the targeted formations and drill as much as 2,000 feet of high-angle lateral wellbore. The actual lateral wellbore drilled was only approximately 255 feet. During the process of completing the well, it was not possible to pull the drill pipe out of the bottom portion of the wellbore, and the decision was made to plug back the original hole and sidetrack the well.
     Operations using conventional drilling methods are underway to drill a new wellbore out of the bottom of the existing 7-5/8 inch casing to the top of the Frontier formation, set 5-1/2 inch casing, and drill back into the Frontier formation using the under-balanced horizontal drilling technology.
     We expect to initiate drilling activity at our approximate 41,000 gross (31,000 net) acre Krejci oil project before the end of 2005. We are actively pursuing securing a drilling rig in order to commence drilling activities. We expect to bring in an industry participant to pay a disproportionate share of the drilling costs on initial wells in order to earn a minority interest in the project. We expect that the initial drilling commitment will include at least two wells in order to test multiple drilling, completion and stimulation techniques. We have not received any commitments from potential industry partners for an arrangement of this nature.
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
Results of Operations
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. It also should be read in conjunction with the financial statements and notes thereto included in this report.
The quarter ended June 30, 2005 compared with the quarter ended June 30, 2004.
     We recorded net income of $159,412 (less than $.01 per common share) for the quarter ended June 30, 2005 (“Q2-2005”), as compared to a net loss of $188,705 ($.01 cent per common share) for the quarter ended June 30, 2004 (“Q2-2004”). Our revenues from oil and gas production were $1,239,042 for Q2-2005, compared to $79,763 for Q2-2004.
     For Q2-2005, we recorded $1,133,297 in revenues from the sale of 22,233 barrels of oil (“Bbls”) for an average price of $50.97 per Bbl, and $105,745 in revenues from the sale of 16,094 Mcf of natural gas for an average price of $6.57 per Mcf. For Q2-2004, we recorded $30,527 in revenues from the sale of 815 Bbls for an average price of $37.47 per Bbl, and $49,236 in revenues from the sale of 11,228 Mcf of natural gas for an average price of $4.39 per Mcf. Lease operating expenses and production taxes were $57,400 ($2.26 per barrel of oil equivalent (“boe”) produced) for Q2-2005 and $14,710 ($5.48 per boe) for Q2-2004. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations of $373,874 ($15.01 per boe) for Q2-2005 and $19,305 ($7.18 per boe) for Q2-2004.
     We recorded $665,303 and $233,625 in general and administrative expenses for Q2-2005 and Q2-2004, respectively. Our salaries related expenses increased by approximately $251,000 from Q2-2004 to Q2-2005, primarily associated with our acquisition of Tower Colombia Corporation. During Q2-2005, we paid a listing fee of $75,000 to the American Stock Exchange, we paid a management fee of $15,000 to Tower for services performed prior to the merger and we recorded an increase in Directors’ expense of $48,133 associated with the value of common stock paid to one of our Directors. The remaining increase is attributable to costs associated with our expanding operations.
     For Q2-2005, we recorded $17,642 in investment income attributable to earnings from our cash balance. We generated $918 in investment income for Q2-2004.
The six months ended June 30, 2005 compared with the six months ended June 30, 2004.
     We recorded net income of $221,074 ($.01 per common share) for the six months ended June 30, 2005, as compared to a net loss of $350,704 ($.02 cent per common share) for the six months ended June 30, 2004. Our revenues from oil and gas production were $1,925,769 for the six months ended 2005, compared to $147,677 for the same period in 2004.
     For the six months ended 2005, we recorded $1,759,034 in revenues from the sale of 35,958 barrels of oil (“Bbls”) for an average price of $48.92 per Bbl, and $166,735 in revenues from the sale of 26,163 Mcf of natural gas for an average price of $6.37 per Mcf. During the same period in 2004, we recorded $54,548 in revenues from the sale of 1,587 Bbls for an average price of $34.37 per Bbl, and $93,129 in revenues from the sale of 23,361 Mcf of natural gas for an average price of $3.99 per Mcf. Lease operating expenses and production taxes were $94,503 ($2.34 per barrel of oil equivalent (“boe”) produced) for the six months ended June 30, 2005 and $34,922 ($6.37 per boe) for the corresponding period in 2004. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations of $517,695 ($12.84 per boe) for the six months ended June 30, 2005 and $38,597 ($7.04 per boe) for the same period in 2004.
     We recorded $1,132,010 and $422,813 in general and administrative expenses for the six months ended June 30, 2005 and 2004, respectively. Our salaries related expenses increased by approximately $279,000, primarily associated with our acquisition of Tower Colombia Corporation. During the six months ended June 30, 2005, we paid $64,000 for costs associated with the merger with Tower, a listing fee of $75,000 to the American Stock Exchange, management fees of $90,000 to Tower for services performed prior to the merger, and an increase in Directors’ expense of $79,046 primarily associated with the value of common stock paid to one of our Directors. The remainder of the increase is attributable to costs associated with our expanding operations, including increases in accounting related fees of $17,760, business promotion and investor relations costs of $43,750, legal costs of $19,264 and travel and entertainment costs of approximately $14,000.

     For the six months ended June 30, 2005, we recorded $40,876 in investment income attributable to earnings from our cash balance. We generated $918 in investment income for the same period in 2004.
Liquidity and Capital Resources
     At June 30, 2005, we had $2,897,778 in working capital. We anticipate that our current cash position, expected cash flow from oil and gas operations and the cash received from the private placement completed on July 22, 2005 will be sufficient to fund our known cash requirements for the next 12 months, although we may need to pursue additional financing to support additional oil and gas opportunities. We anticipate our total cash requirements for the next 12 months to be approximately $7,852,000 to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other known oil and gas related costs such as land and geological costs. We may require additional capital to fund other drilling and related costs in our identified and in other projects. Accordingly, we may need to raise additional capital through sale of equity or debt.
     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements. We paid $3,264,746 during the quarter ended June 30, 2005 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.
ITEM 3. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II.
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended June 30, 2005, 12,500 shares of common stock were issued to a Director for serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were valued at $63,750 based on the non-discounted trading price of the Company’s stock as of the date of issuance. This issuance was made in reliance on exemptions from registration contained in Regulation D of the Securities Act of 1933, as amended.

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

Signatures	Title	Date

/s/ Patrick D. O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors	August 15, 2005
/s/ Andrew P. Calerich Andrew P. Calerich	President, Chief Financial Officer and Director	August 15, 2005

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Articles of Incorporation of the Company.(1)
3(ii)	Bylaws of the Company (as revised on December 12, 2002).(2)
31.1	302 Certification of Chief Executive Officer
31.2	302 Certification of Chief Financial Officer
32.1	906 Certification of Chief Executive Officer
32.2	906 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.

(2)	Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.