Form 10QSB
period 2005-09-30
AMERICAN OIL & GAS INC
filed 2005-11-16
CIK 1120916

U.S. Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code (303) 991-0173
Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
YES ☐ NO ☑
(APPLICABLE ONLY TO CORPORATE ISSUERS)
     State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
The total shares of $.001 Par Value Common Stock outstanding at November 11, 2005 was 35,801,202.
     Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☑

AMERICAN OIL & GAS, INC.
FORM 10-QSB
INDEX

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
BALANCE SHEETS

	9/30/05	12/31/04
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$13,830,597	$5,251,889
Receivables	722,010	258,848
Advances and prepaids	10,833	54,535

Total Current Assets	14,563,440	5,565,272

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $8,199,397 at 9/30/05 and $2,022,367 at 12/31/04)	13,664,558	3,700,892
Other property and equipment	13,481	7,221

Total property and equipment	13,678,039	3,708,113
Less-accumulated depreciation, depletion and amortization	(1,246,643)	(221,793)

Net property and equipment	12,431,396	3,486,320

	$26,994,836	$9,051,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,154,283	$108,611
Preferred dividends payable	207,123	18,020

Total current liabilities	3,361,406	126,631

LONG TERM LIABILITIES
Asset retirement obligations	46,260	40,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A preferred stock, $.001 par value, authorized 500,000 shares Issued and outstanding – no shares at 9/30/05 and 67,000 shares at 12/31/04	—	67
Series AA preferred stock, $.001 par value, authorized 400,000 shares Issued and outstanding – 250,000 shares at 9/30/05 and no shares at 12/31/04	250	—
Common stock, $.001 par value, authorized 100,000,000 shares Issued and outstanding – 35,801,202 shares at 9/30/05 and 29,153,702 shares at 12/31/04	35,801	29,154
Additional paid-in capital	24,195,858	10,400,629
Deferred compensation	—	(141,250)
Accumulated (deficit)	(644,739)	(1,404,341)

	23,587,170	8,884,259

	$26,994,836	$9,051,592

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	9/30/05	9/30/04	9/30/05	9/30/04
REVENUES
Oil and gas sales	$1,529,288	$259,781	$3,455,057	$407,458

OPERATING EXPENSES
Lease operating	60,363	31,383	154,866	66,306
General and administrative	504,469	217,588	1,636,478	640,401
Depletion, depreciation and amortization	506,921	62,756	1,025,979	104,320

	1,071,753	311,727	2,817,323	811,027

OTHER INCOME
Investment income	80,993	6,221	121,868	7,139

NET INCOME (LOSS) BEFORE INCOME TAXES	538,528	(45,725)	759,602	(396,430)

Provision for income tax	183,099	—	258,265	—
Tax benefit of net operating loss carryforward	(183,099)	—	(258,265)	—

NET INCOME (LOSS)	538,528	(45,725)	759,602	(396,430)

Less dividends on preferred stock	207,123	15,494	207,123	46,146

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$331,405	$(61,219)	$552,479	$(442,576)

NET INCOME (LOSS) PER COMMON SHARE-BASIC	$0.01	$—	$0.02	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE-DILUTED	$0.01	$—	$0.02	$(0.02)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,788,702	26,910,740	33,390,689	25,539,076

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,541,452	26,910,740	34,307,183	25,539,076

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	9/30/05	9/30/04
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$759,602	$(396,430)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Stock issued for services	195,251	50,125
Options issued for services	57,948	—
Deferred compensation	141,250	211,875
Accretion of asset retirement obligation	2,109	4,498
Depletion, depreciation and amortization	1,022,807	99,822
Changes in assets and liabilities
(Increase) in receivables	(463,162)	(87,977)
Decrease in advances and prepaids	43,702	57,645)
Increase (decrease) in A/P and accrued liabilities	3,045,671	(352,321)

Net cash provided (used) by operating activities	4,805,178	(412,763)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for office equipment	(1,371)	—
Proceeds from the sale of oil and gas properties	—	1,582,073
Cash paid for oil and gas properties	(9,276,463)	(1,558,240)

Net cash (used) provided by investing activities	(9,277,834)	23,833
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	6,025,000
Proceeds from sale of preferred stock	13,500,000	—
Proceeds from exercise of common stock warrants	152,600	25,000
Cash received from acquired company	1,795	—
Preferred dividends paid	(18,864)	(34,040)
Cash paid for offering costs	(584,167)	(52,430)

Net cash provided by financing activities	13,051,364	5,963,530

NET (DECREASE) INCREASE IN CASH	8,578,708	5,574,600

CASH, BEGINNING OF PERIODS	5,251,889	1,066,458

CASH, END OF PERIODS	$13,830,597	$6,641,058

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services	$105,251	$108,025

Stock based deferred compensation	$141,250	$211,875

Stock issued for acquired company	$656,833	$—

Warrants issued for oil and gas consulting services	$21,072	$10,537

Warrants issued for placement fees	$575,544	$—

Options issued for services	$38,632	$—

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
Notes to Financial Statements
(UNAUDITED)
September 30, 2005
     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. The terms “Company”, “American”, “we”, “us”, “our” and terms of similar import refer to American Oil & Gas, Inc. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the entire year.
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
Nature of Business
     We are an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States.
     Our fiscal year end is December 31.
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
     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30, 2005, there were no cash equivalents. At September 30, 2005, $693,450 of our cash balance is specifically allocated to the drilling, completion and connection of oil and gas wells in our Krejci oil project located in Niobrara County, Wyoming.
     OIL AND GAS PROPERTIES — We follow the full cost method of accounting for oil and gas operations. Under this method, all costs related to the exploration for, and development of, oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.
     DEPLETION, DEPRECIATION AND AMORTIZATION — Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proved oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of nine thousand cubic feet of natural gas to one barrel of crude oil.
     CEILING TEST - In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proved reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings.
     REVENUE RECOGNITION - We recognize oil and gas revenues from our interests in producing wells as oil and gas is produced and sold from these wells. We have no gas balancing arrangements in place. Natural gas sold is not significantly different from our product entitlement.
     IMPAIRMENT – We have adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by us, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.
     SHARE BASED COMPENSATION — In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We have elected to continue to account for our employee stock compensation plan as prescribed under APB 25. Had compensation cost for our stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS 123, our net income/(loss) and income/(loss) per share for the quarters ended September 30, 2005, and 2004 would have been adjusted to the pro forma amounts indicated below.

	Quarter Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Net income/(loss) before preferred dividends – as reported	$538,528	$(45,725)	$759,602	$(396,430)
Add stock based compensation included in reported net income/(loss)	109,316	113,804	285,133	319,900
Deduct stock based compensation expense determined under the fair value method	(219,504)	(208,492)	(585,333)	(414,588)

Pro forma net income/(loss)	$428,340	$(140,413)	$459,402	$(491,118)

Net income/(loss) per share - basic:
As reported	$0.01	$—	$0.02	$(0.02)

Pro forma	$0.01	$(0.01)	$0.01	$(0.02)

Net income/(loss) per share - diluted:
As reported	$0.01	$—	$0.02	$(0.02)

Pro forma	$0.01	$(0.01)	$0.01	$(0.02)

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
     We have adopted the provisions of SFAS 143 to record the ARO associated with all wells in which we own an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the estimate of the life of the wells based on a reserve study prepared by an independent reserve engineering firm. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the nine months ended September 30, 2005:

Asset retirement obligation beginning of year	$40,702
Liabilities incurred	3,449
Accretion	2,109

Asset retirement obligation at September 30, 2005	$46,260

     NET EARNNGS (LOSS) PER SHARE - Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
     At September 30, 2004, all outstanding options and warrants were excluded from the computation of diluted loss per share for the quarter then ended, as the effect of the assumed exercises of these options and warrants was antidilutive.
     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the quarter and nine months ended September 30, 2005:

			Per
Quarter ended September 30, 2005	Net Income	Shares	Share Amount
Basic earnings per share:
Net income and share amounts	$538,528	35,788,702	$0.01

Dilutive Securities
Stock options		733,628
Warrants		19,122

Diluted earnings per share:
Net income and assumed share conversion	$538,528	36,541,452	$0.01

			Per
Nine Months ended September 30, 2005	Net Income	Shares	Share Amount
Basic earnings per share:
Net income and share amounts	$759,602	33,390,689	$.02

Dilutive Securities
Stock options		889,417
Warrants		27,077

Diluted earnings per share:
Net income and assumed share conversion	$759,602	34,307,183	$.02

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
     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after September 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning December 15, 2005. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements
Note 2 – Property and Equipment
     Property and equipment at September 30, 2005 consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$8,199,397
Evaluated costs	5,429,382
Asset retirement costs	35,779

13,664,558
Furniture and equipment	13,481

13,678,039
Less accumulated depreciation, depletion and amortization	(1,246,643)

Property and equipment	$12,431,396

Note 3 — Common Stock
     On September 30, 2005, 12,500 shares of common stock were issued to a Director for Serving as Director, Designated Financial Expert and as Chairman of the Audit Committee for the quarter ended September 30, 2005. The shares were valued at $90,000 based on the non-discounted trading price of the Company’s stock as of the date of issuance.
Note 4 – Preferred Stock
     On July 22, 2005, we sold to accredited investors, a total of 250,000 Units for $13,500,000, with each Unit consisting of one share of Series AA Convertible Preferred Stock (“Preferred Stock”) and warrants to purchase shares of our $.001 par value common stock. We will pay an 8% annual dividend on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion.
     Because we were successful in establishing natural gas sales from the then drilling Sims 16-26 well, each share of Preferred Stock is convertible into nine shares of common stock for a total of 2,250,000 shares, which is a conversion rate of $6.00 per share. We also issued warrants to purchase 2.7 shares of common stock for each share of Preferred Stock, which resulted in warrants to purchase a total of 675,000 shares of common stock exercisable at $6.00 per share. The warrants expire 18 months from the closing date, and we can call the warrants if the daily weighted average trading price of our common stock averages at least $7.40 for 25 consecutive trading days.
     The Preferred Stock automatically converts into common stock on the third anniversary of closing or anytime sooner at the discretion of the preferred holders. We can require conversion of the Preferred Stock if the daily weighted average trading price of our common stock averages at least $9.00 for 25 consecutive trading days.
     In connection with the funding, we paid placement fees of $510,000 and issued 3-year warrants to purchase 281,250 shares of common stock at an exercise price equal to the exercise price for the warrants of $6.00 per share, for a total of 281,250 common shares.
     We have filed a registration statement in order to register the resale of the common stock underlying the Preferred Stock and the common stock underlying the warrants.
Note 5 — Related Party Transactions
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
     During the nine months ended September 30, 2005, we reimbursed TCC for our share of oil and gas related expenditures and administrative related expenditures, through the date of the merger, in the amount of $85,942. We also paid a total of $19,430 and $46,020, respectively, for the quarter and nine months ended September 30, 2005, to Tower Energy Corporation (“TEC”) primarily for our share of the office lease where we share office space with TCC and TEC. Patrick O’Brien, our Chief Executive Officer and Chairman, Kendell Tholstrom, vice-president and director, and Bob Solomon, vice-president each owned 1/3rd of TCC prior to our acquisition of TCC. Patrick D’ O’Brien and Bob Solomon each own 50% of TEC.
     On March 23, 2005, we approved and entered into an agreement with TCC pursuant to which TCC provides, effective as of January 17, 2005, certain management services, including, but not limited to, human resource management, asset management services, and accounting and data management services for a monthly management fee of $30,000. For the nine months ended September 30, 2005, we paid $90,000 to TCC pursuant to this agreement. This management services agreement terminated on April 21, 2005, at the time of the closing of the merger between the Company and TCC.

Note 6 – Subsequent Events
     On October 11, 2005 we acquired a 75% working interest in approximately 33,000 gross undeveloped acres located primarily in Williams and Dunn Counties, North Dakota for a total of $2,970,000 in cash and 675,000 shares of common stock. This project, called the Goliath Project, targets the middle member of the Bakken Formation in an emerging horizontal drilling play in the North Dakota Williston Basin
ITEM 2. MANAGEMENT’S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     A significant amount of our oil and gas revenues is generated from our Big Sky project. At September 30, 2005, we owned interests in 20 gross (approximately 1.09 net) producing wells at our Big Sky project, and during the quarter and nine months ended September 30, 2005, our share of production from these wells was approximately 22,385 and 61,314 barrels of oil equivalent, respectively. We expect to participate in five additional wells and own interests in 25 gross (approximately 1.37 net) wells in our

Big Sky project by year-end 2005. Including the wells drilled through 2005, we anticipate we will have participated in a total of 52 gross (approximately 2.5 net wells) in this project by the end of 2007.
      At our 33,000 gross (24.750 net) acre Williston Basin, North Dakota, Goliath project, applications have been filed to obtain regulatory approval to drill the initial two wells in early 2006. These wells will target the middle Bakken formation, similar to that at our Big Sky project. We recently added an additional 3,300 gross (2,475) net acres to our Goliath holding.
     Within our approximate 120,000 gross (approximately 83,000 net) acre Douglas project, our initial focus is on our approximate 51,000 gross acre position in the Fetter area. On May 7, 2005, we commenced drilling the Sims 16-26 well, which is the first of two planned wells to test the Niobrara and Frontier formations to a total depth of approximately 11,500 feet in an over-pressured area of the southern Powder River Basin in Wyoming. The Fetter area has a history of various exploration and development attempts. Numerous wells in the area, which have been drilled by others over four decades, have encountered and/or produced natural gas and condensate, including four wells drilled in the 1990s (owned by others) that are still producing from the Niobrara and Frontier formations. We believe that prior development efforts were negatively affected by various factors including inordinately long single well drill times, drilling techniques and delays in connecting wells that resulted in the potential for significant reservoir damage, and low commodity pricing environments.
     On July 7, 2005, we reported that after the Sims 16-26 well was drilled into our target formation, natural gas flow rates encountered during a subsequent two day period of intermittent testing ranged from two to five million cubic feet per day and condensate flow rates were estimated to be 300 to 500 barrels per day with flowing pressures of up to 2,500 PSI at surface. Subsequent to the two day intermittent test, we discovered that the meter used to measure flow rates was not properly measuring cubic feet and what we originally believed to be daily cumulative production rates of two to five million cubic feet per day was actually approximately three to twelve million cubic feet per day.
     The higher than expected condensate flow rates and reservoir pressures that were encountered prevented drilling completely through the target formations. The original plan for this well was to intersect the targeted formations and drill as much as 2,000 feet of high-angle lateral wellbore. The actual lateral wellbore drilled was only approximately 255 feet. During the process of completing the well, it was not possible to pull the drill pipe out of the bottom portion of the wellbore, and the decision was made to plug back the original hole and sidetrack the well. The well was subsequently drilled to a total depth of 11,641 feet. Hole conditions required us to drill the well at a low angle, rather than to drill in the originally planned high angle or horizontal fashion. Currently, the Sims 16-26 well is producing nominal amounts of natural gas and liquid hydrocarbons. An obstruction remains within the production tubing and we are waiting on a coil tubing unit to clean out the production tub in preparation for perforating the Frontier and possibly the Niobrara formations.
     The second of a planned two well program at the Fetter project commenced drilling on August 23, 2005. The Hageman 16-34 well had been drilled to a total depth of 11,234 feet. However, while drilling the final footage of the directional leg of the wellbore, mechanical problems with the drilling rig required us to pull out of the hole and await repairs. After the required repairs were made, we found that the bottom portion of the wellbore had collapsed, and continued drilling was no longer possible. Current operations include cementing off the lower portion of the wellbore, and re-directing the well below the existing 9-5/8 inch casing, which is set to approximately 8,625 feet.
     We previously announced that upon completion of the upper hole portion of the Hageman 16-34 well, the conventional drilling rig (Unit No. 136) would be moved ten miles to the west to drill the Strock #1-20, at our Fort Fetterman prospect. We subsequently secured a different drilling rig that is more suited to drilling at the Fort Fetterman prospect and we expect to commence drilling here before the end of the fourth quarter 2005. Because the current drilling rig has not been suited to drill the larger wellbore size we feel is necessary for continued drilling at our Fetter project, we will release this drilling rig after drilling operations on the Hageman 16-34 well are complete. We expect to continue to drill additional wells at our Fetter project and are currently in discussions in order to secure an appropriate drilling rig.

     The Fort Fetterman prospect covers approximately 7,600 gross acres, targeting the Parkman Formation at a depth of approximately 7,800 feet. We will pay 37.5% of the costs to drill and complete the Strock #1-20 well and will own a 32.8125% working interest in this and any subsequent wells in this prospect. This well has a budgeted cost of approximately $495,000 ($186,000 net to our interest) to drill to casing point.
     We expect to initiate drilling activity at our approximate 41,000 gross (31,000 net) acre Krejci oil project before the end of 2005 or early in 2006. We are actively pursuing securing a drilling rig in order to commence drilling activities. We expect to bring in an industry participant to pay a disproportionate share of the drilling costs on initial wells in order to earn a minority interest in the project. We expect that the initial drilling commitment will include two to four wells in order to test multiple drilling, completion and stimulation techniques. We have not received any commitments from potential industry partners for an arrangement of this nature.
     On October 31, 2005, we announced that we have entered into an agreement to sell our interests in our West Rozel prospect, to MAB Resources LLC (“MAB”). We own a 75% interest in these leases and we expect to realize net proceeds of approximately $680,000 after deducting costs related to the sale. Third parties own the remaining 25% and are also selling their interests to MAB. MAB will pay a total of $1.2 million in cash for the leases. We have received 40% of our share of the sales price and we expect final closing to occur on or before December 1, 2005. Under the agreement, we will retain an overriding royalty interest of approximately 2.65%, and will receive 48 cents for each barrel of hydrocarbon produced and sold.
     We continue to pursue a joint venture agreement, farm-out or sale of our Big Horn Basin, Montana Bear Creek coal-bed methane project. We have several parties interested in this project and we are negotiating potential deal structure and terms.
Results of Operations
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. It also should be read in conjunction with the financial statements and notes thereto included in this report.
The quarter ended September 30, 2005 compared with the quarter ended September 30, 2004.
     We recorded net income before preferred dividends of $538,528 ($.01 per common share basic, and diluted) for the quarter ended September 30, 2005 as compared to a net loss of $45,725 (less than $.01 cent per common share) for the quarter ended September 30, 2004. Our revenues from oil and gas production were $1,529,288 for the quarter ended September 30, 2005, compared to $259,781 for the quarter ended September 30, 2004.
     For the quarter ended September 30, 2005, we recorded $1,413,334 in revenues from the sale of 23,578 barrels of oil (“Bbls”) for an average price of $59.94 per Bbl, and $115,954 in revenues from the sale of 16,473 Mcf of natural gas for an average price of $7.04 per Mcf. For the quarter ended September 30, 2004, we recorded $165,622 in revenues from the sale of 3,860 Bbls for an average price of $42.91 per Bbl, and $94,159 in revenues from the sale of 24,158 Mcf of natural gas for an average price of $3.90 per Mcf. Lease operating expenses and production taxes were $60,363 ($2.29 per barrel of oil equivalent (“boe”) produced) for the quarter ended September 30, 2005 and $31,383 ($3.98 per boe) for the quarter ended September 30, 2004. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations of $501,536 ($19.05 per boe) for the quarter ended September 30, 2005 and $58,472 ($7.42 per boe) for September 30, 2004.

     We recorded $504,469 and $217,588 in general and administrative expenses for the quarter ended September 30, 2005 and 2004, respectively. Our salaries related expenses increased by approximately $162,000 from the quarter ended September 30, 2004 to the quarter ended September 30, 2005, primarily associated with our acquisition of Tower Colombia Corporation. During the quarter ended September 30, 2005, we incurred an increase in accounting related expenses of approximately $58,000, primarily due to costs incurred to comply with new regulations under the Sarbanes-Oxley Act of 2002. The remaining increase is attributable to costs associated with our expanding operations.
     For the quarter ended September 30, 2005, we recorded $80,993 in investment income attributable to earnings from our cash balance and from short term investments. We generated $6,221 in investment income for the quarter ended September 30, 2004.
The nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.
     We recorded net income before preferred dividends of $759,602 ($.02 per common share, basic and diluted) for the nine months ended September 30, 2005, as compared to a net loss of $396,430 ($.02 cents per common share) for the nine months ended September 30, 2004. Our revenues from oil and gas production were $3,455,057 for the nine months ended 2005, compared to $407,458 for the same period in 2004.
     For the nine months ended 2005, we recorded $3,172,368 in revenues from the sale of 59,536 barrels of oil (“Bbls”) for an average price of $53.29 per Bbl, and $282,689 in revenues from the sale of 42,636 Mcf of natural gas for an average price of $6.63 per Mcf. During the same period in 2004, we recorded $220,172 in revenues from the sale of 5,447 Bbls for an average price of $40.42 per Bbl, and $187,286 in revenues from the sale of 47,519 Mcf of natural gas for an average price of $3.94 per Mcf. Lease operating expenses and production taxes were $154,866 ($2.73 per barrel of oil equivalent (“boe”) produced) for the nine months ended September 30, 2005 and $66,306 ($4.96 per boe) for the corresponding period in 2004. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations of $1,019,231 ($17.99 per boe) for the nine months ended September 30, 2005 and $97,069 ($7.26 per boe) for the same period in 2004.
     We recorded $1,636,478 and $640,401 in general and administrative expenses for the nine months ended September 30, 2005 and 2004, respectively. Our salaries related expenses increased by approximately $433,000, primarily associated with our acquisition of Tower Colombia Corporation. During the nine months ended September 30, 2005, we paid $64,000 for costs associated with the merger with Tower, a listing fee of $75,000 to the American Stock Exchange, management fees of $90,000 to Tower for services performed prior to the merger, and an increase in Directors’ expense of $146,000 primarily associated with the value of common stock paid to one of our Directors, who is the Chairman of our Audit Committee. The remainder of the increase is attributable to costs associated with our expanding operations, including increases in accounting related fees of $76,000, business promotion and investor relations costs of $47,000, legal costs of $23,000 and travel and entertainment costs of approximately $18,000.
     For the nine months ended September 30, 2005, we recorded $121,868 in investment income attributable to earnings from our cash balance and from short term investments. We generated $7,139 in investment income for the same period in 2004.
Liquidity and Capital Resources
     At September 30, 2005, we had $11,202,034 in working capital. We anticipate that our current cash position and expected cash flow from oil and gas operations will be sufficient to fund our known cash requirements for the next 12 months, although we may need to pursue additional financing to support additional oil and gas opportunities. We anticipate our total cash requirements for the next 12 months to be approximately $11,800,000 to fund drilling operations at our Big Sky Project, to fund our general and administrative expenses and to fund other known oil and gas related costs such as land and geological costs.

We may require additional capital to fund other drilling and related costs in our identified and in other projects. Accordingly, we may need to raise additional capital through sale of equity or debt.
     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements. We paid $9,276,463 during the nine months quarter ended September 30, 2005 for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.
ITEM 3. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II.
OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 30, 2005, 12,500 shares of common stock were issued to a Director for serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were valued at $90,000 based on the non-discounted trading price of the Company’s stock as of the date of issuance. The number of shares had been agreed to at a time when the trading price of our common stock was significantly lower. This issuance was made in reliance on exemptions from registration contained in Regulation D of the Securities Act of 1933, as amended.
     On July 22, 2005, we sold to accredited investors, a total of 250,000 Units for $13,500,000, with each Unit comprised of one share of Series AA Convertible Preferred Stock (“Preferred Stock”) and warrants to purchase shares of our $.001 par value common stock. The issuance was made in reliance on exemptions from registration contained in Regulation D of the Securities Act of 1933, as amended. We will pay an 8% annual dividend on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion. Each share of Preferred Stock is convertible into nine shares of common stock for a total of 2,250,000 shares. We also issued warrants to purchase 2.7 shares of common stock for each share of Preferred stock, which resulted in warrants to purchase a total of 675,000 shares of common stock exercisable at $6.00 per share. In connection with the funding, we paid placement fees of $510,000 and issued 3-year warrants to purchase common stock at an exercise price of $6.00 per share, for a total of 281,250 common shares. We have filed a registration statement in order to register the resale of both the common stock underlying the Preferred Stock and both the common stock underlying the warrants.

Item 6. EXHIBITS

Exhibit No.	Description
3(i)	Articles of Incorporation of the Company.(1)
3(ii)	Bylaws of the Company (as revised on December 12, 2002).(2)
10(viii)	Purchase and Sale Agreement – Goliath Project
31.1	302 Certification of Chief Executive Officer
31.2	302 Certification of Chief Financial Officer
32.1	906 Certification of Chief Executive Officer
32.2	906 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.

(2)	Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date
/s/ Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors	November 15, 2005

Patrick D. O’Brien

/s/ Andrew P. Calerich	President, Chief Financial Officer and Director	November 15, 2005

Andrew P. Calerich

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Articles of Incorporation of the Company.(1)
3(ii)	Bylaws of the Company (as revised on December 12, 2002).(2)
10(viii)	Purchase and Sale Agreement — Goliath Project
31.1	302 Certification of Chief Executive Officer
31.2	302 Certification of Chief Financial Officer
32.1	906 Certification of Chief Executive Officer
32.2	906 Certification of Chief Financial Officer