Form 10KSB
period 2005-12-31
AMERICAN OIL & GAS INC
filed 2006-04-06
CIK 1120916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-31547
AMERICAN OIL & GAS, INC.
(Name of small business issuer in its charter)

Nevada	88-0451554

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 17th Street, Suite 1850, Denver, CO	80265

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code (303) 991-0173
Securities registered pursuant to Section 12(b) of the Exchange Act:
None
Title of each class
Securities registered pursuant to Section 12(g) of the Act:
$.001 Par Value Common Stock
Title of class
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ____
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The issuer’s revenues for its most recent fiscal year were $4,691,381.
At April 4, 2006, 36,653,264 common shares (the registrant’s only class of voting stock) were outstanding. The aggregate market value of the 24,410,863 common shares of the registrant held by nonaffiliates * on that date (based upon the closing price on the American Stock Exchange) was $110,093,000.

*	Without assuming that any of the issuer’s directors or executive officers or the entity that owns 3,094,600 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Overview
     We are an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States.
Developments Since December 31, 2004
•	In April 2005, Tower Colombia Corporation (“TCC”) merged into American. The stockholders of TCC received 5.8 million shares of our restricted common stock. In conjunction with the merger, Pat O’Brien continues in his role as Chief Executive Officer and as Chairman of American. Mr. O’Brien was the President of TCC. Bob Solomon, formerly Vice President of TCC, became Vice President of American and is responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, formerly Vice President of TCC, continues his role as a Director of American, and is Vice-President of American. Mr. Tholstrom is responsible for oil and gas operations.

•	In April 2005, we participated with an 87.5% working interest in the drilling of one unsuccessful well at our approximate 10,000 gross acre South Glenburn oil prospect, located in McHenry County, North Dakota.

•	On May 17, 2005, our common shares began trading on the American Stock Exchange under the ticker symbol “AEZ.”

•	During mid-2005, we initiated drilling at our Fetter project, located in the Powder River Basin of Wyoming, with the Sims 16-26 well. This well temporarily produced natural gas and liquid hydrocarbons at rates up to 12 million cubic feet of natural gas and 500 barrels of liquid hydrocarbons, from approximately 255 feet of lateral wellbore (out of a planned 2,000 feet) that was drilled into the Frontier formation. Wellbore and mechanical problems resulted in the loss of the lateral section of the well and subsequent side tracking resulted in the well being drilled vertically to total depth. This well is currently producing nominal amounts of natural gas and liquid hydrocarbons. We commenced drilling a second well at the Fetter project during the third quarter 2005. The Hageman 16-34 well was drilled and cased to 8,625 feet before drilling rig issues required temporarily suspending drilling operations and releasing the rig. Although plans are not to immediately re-enter the Hageman well, future plans include coming back to the Hageman well to complete drilling operations.

•	Throughout 2005, we participated in an active oil and gas development project that we refer to as the Big Sky project. This project is a horizontal drilling program in the Elm Coulee field in Richland County, Montana, that targets the Mississippian Bakken Formation. Our interest in the Big Sky project accounted for 94% of our oil and gas production and 95% of our oil and gas revenues in 2005. Total production from these wells for 2005, net to our ownership interests, totaled 77,973 barrels of oil and 34,922 mcf of natural gas. Subsequent to December 31, 2005, we sold our ownership interest in our Big Sky project for cash of $11,500,000. As a result of this sale, we will not have any significant production revenue unless and until we are able to establish commercial production in connection with our new drilling activities planned for 2006 as described in this Form 10-KSB.

•	In October 2005, we acquired a 75% working interest in approximately 45,000 gross (33,000 net) acres in the Williston Basin of North Dakota. This project, called the Goliath Project, targets the middle member of the Bakken Formation, similar to our Big Sky project, in an emerging horizontal drilling play in the North Dakota Williston Basin. Since closing, we have increased the acreage position at the Goliath project and currently own a 75% working interest in approximately 65,000 gross (45,000 net) acres.

•	In October 2005, we sold our ownership interests in our West Rozel project, in Box Elder County, Utah. We owned a 75% interest in the leases and ultimately received net proceeds of approximately $695,000 after deducting costs related to the sale. We retained an overriding royalty interest of approximately 3.13%, and will receive 57.6 cents for each barrel of hydrocarbon produced and sold from the West Rozel project.
     For more information relating to our operational activities, please see “Item 2. — Description of Property.”
     During fiscal year ended December 31, 2005 we completed the following financing transaction:
•	On July 22, 2005, we sold to accredited investors, a total of 250,000 Units for $13,500,000, with each Unit consisting of one share of Series AA Convertible Preferred Stock (“Preferred Stock”) and one warrant to purchase 2.7 shares of our $.001 par value common stock. We will pay an 8% annual dividend on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion. Each share of Preferred Stock is convertible into nine shares of common stock for a total of 2,250,000 shares, which is a conversion rate of $6.00 per share.
     For more information on our financing transactions, please see “Item 5. Market for Common Equity and Related Stockholder Matters”.
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
Proved Reserves
     As of December 31, 2005, our future cash flows from oil and gas operations have been estimated by Ryder Scott Company Petroleum Consultants, an independent petroleum engineering firm, to be $26,565,846. Ryder Scott has estimated the present value of these future cash flows, discounted at ten percent to be $13,798,930, and our proved oil and gas reserves are estimated to be 554,702 barrels of oil and 378,213 mcf of gas. At December 31, 2004, our future cash flows from oil and gas operations were estimated by Ryder Scott to be $10,750,547. Ryder Scott had estimated the present value of these future cash flows, discounted at ten percent to be $5,656,119, and our proved oil and gas reserves were estimated to be 321,710 barrels of oil and 346,270 mcf of gas. The increase in 2005 is attributable to reserve extensions and discoveries, primarily associated with development activity at our Big Sky project. Our Big Sky project accounted for approximately 88% of our proved reserve value at December 31, 2005. Subsequent to December 31, 2005, we sold our ownership interest in our Big Sky project for cash of $11,500,000. As a result of this sale, we will not have any significant proved reserves unless and until we are able to establish proved reserves in connection with our new drilling activities planned for 2006 as described in this Form 10-KSB.
     Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, prices, future production levels and cost that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.
Reconciliation of Standardized Measure to Pre-tax PV10%
     Pre-tax PV10% is the estimated present value of the future net revenues from our proved oil and natural gas reserves before income taxes discounted using a 10% discount rate. Pre-tax PV10% is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that Pre-tax PV10% is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties and that Pre-tax PV10% is widely used by security analysts and investors when evaluating oil and natural gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and natural gas industry calculate Pre-tax PV10% on the same basis. Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. The table below provides a reconciliation of our standardized measure of discounted future net cash flows to our Pre-tax PV10% value.

	At December 31,
	2005	2004
Standardized measure of discounted future net cash flows	$13,709,930	$5,432,119
Add present value of future income tax discounted at 10%	89,000	224,000

Pre-tax PV10%	$13,798,930	$5,656,119

Customers
     During fiscal year 2005, we had one major customer: Eighty Eight Oil, LLC. Sales to this customer accounted for approximately 75% of oil and gas sales in 2005. Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers.

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
     Lease. An instrument which grants to another (the lessee) the exclusive right to enter to explore for, drill for, produce, store and remove oil and natural gas on the mineral interest, in consideration for which the lessor is entitled to certain rents and royalties payable under the terms of the lease. Typically, the duration of the lessee’s authorization is for a stated term of years and “for so long thereafter” as minerals are producing.
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
     Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage, or of the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
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

Forward-Looking and Cautionary Statements
     References in this report to “the Company,” “American,” “we,” “us” or “our” are intended to refer to American Oil & Gas, Inc. This report contains numerous “forward-looking statements” that involve substantial risks and uncertainties. These include, without limitation, statements relating to future drilling and completion of wells, well operations, production, prices, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:
•	Failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,

•	Inaccurate estimates of required capital expenditures,

•	Increase in the cost of drilling, completion and gas collection or other costs of production and operations,

•	An inability to meet growth projections, and

•	Other risk factors set forth under “Risk Factors” in this annual report. In addition, the words “believe”, “may”, “could”, “when”, “estimate”, “continue”, “anticipate”, “intend”, “expect”, and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements.
     These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed below under the section entitled “Risk Factors” in this annual report. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.
RISK FACTORS
     In evaluating our Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. In addition, the ‘‘Forward-Looking and Cautionary Statements’’ located in this Form 10-KSB describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
We cannot predict the future prices of oil and natural gas.
     Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil and natural gas, which can be extremely volatile. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. In addition, sales of oil and natural gas historically have been seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond our control.

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
We may be unable to replace reserves, production and revenues associated with our Big Sky project, which we sold subsequent to December 31, 2005.
     94% of our oil and gas production, 95% of our oil and gas revenues and 88% of our oil and gas proved reserves for 2005 were attributable to our Big Sky Project. If were are unable to replace this production, revenue and reserves by acquiring properties containing proved reserves or conducting successful exploration and development activities, or both, our ability to grow will be limited. In addition, the sale of a significant portion of our reserve value may increase the likelihood of recording an impairment against our evaluated oil and gas properties in the future.
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
     Our business is affected by numerous federal, state and local laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. These include, but are not limited to:
•	the prevention of waste,

•	the discharge of materials into the environment,

•	the conservation of oil and natural gas,

•	pollution,

•	permits for drilling operations,

•	drilling bonds,

•	reports concerning operations, the spacing of wells, and the unitization and pooling of properties.
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
     Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose ‘‘strict liability’’ for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.
     Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ‘‘hazardous wastes.’’ This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.
     The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the ‘‘Superfund’’ law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a ‘‘hazardous substance’’ into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.
     It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ‘‘hazardous substances.’’ At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ‘‘solid wastes’’ and ‘‘hazardous wastes,’’ certain oil and gas materials and wastes are exempt from the definition of ‘‘hazardous wastes.’’ This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.
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
EMPLOYEES
     At December 31, 2005, we had eight full time employees. None of our employees is covered by a collective bargaining agreement and we consider our relationship with our employees to be excellent.
Corporate History
     We were incorporated on February 15, 2000 under the laws of the State of Nevada for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, we entered into a Purchase and Sale Agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming. With the purchase of the oil and gas prospects, we became an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production. Our resources and assets are reported as one operating segment and we conduct our operations primarily in the western United States with current properties in Wyoming, Montana, and North Dakota.
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
     The following is a description and current status of our specific oil and gas projects:
Big Sky Project, Richland County, Montana
     Subsequent to December 31, 2005, we sold our ownership interest in our Big Sky project for cash of $11,500,000. The Big Sky project is a horizontal drilling program targeting the Mississippian Bakken Formation in the Elm Coulee field in Richland County, Montana. At December 31, 2005, we owned interests in 22,409 gross (1,661 net) undeveloped acres, 10,871 gross (931 net) developed acres, and 21 gross (approximately one net) producing wells at our Big Sky project.
Goliath Project, Williston Basin North Dakota
     In October 2005, we acquired a 75% working interest in approximately 45,000 gross and 33,000 net undeveloped acres located primarily in Williams and Dunn Counties, North Dakota. We paid a total of $2,970,000 in cash and issued 675,000 shares of our common stock as consideration for this undeveloped acreage position. This project, which we call Goliath, currently comprises a 75% working interest in approximately 65,000 gross (45,000 net) acres and targets the middle member of the Bakken

Formation in an emerging horizontal drilling play in the North Dakota Williston Basin. Through December 31, 2005, we have participated in 21 consecutive successful wells targeting the Bakken Formation at our Big Sky project in Richland County, Montana, and we expect this new acreage position will greatly expand our exposure to additional Bakken potential. Although not necessarily indicative of the productive potential within our acreage, drilling activities by other companies in and around this area are showing initial indications of success. In addition to the Bakken Formation, we see opportunity for exploration in the Mission Canyon, Nisku, Birdbear, Duperow, Interlake and Red River Formations. We have received regulatory approval to drill our initial two wells, which we plan to commence during mid-2006.
Douglas Project and Fetter Prospect (Powder River Basin, Wyoming)
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
     During June 2005, after the Sims 16-26 well was drilled into our target formation, natural gas flow rates encountered during a subsequent two day period of intermittent testing ranged from three to twelve million cubic feet per day and condensate flow rates were estimated to be 300 to 500 barrels per day with flowing pressures of up to 2,500 PSI at surface. The higher than expected condensate flow rates and reservoir pressures that were encountered prevented drilling completely through the target formation. The original plan for this well was to intersect the targeted formations and drill as much as 2,000 feet of high-angle lateral wellbore. The actual lateral wellbore drilled was only approximately 255 feet. During the process of completing the well, it was not possible to pull the drill pipe out of the bottom portion of the wellbore, and the decision was made to plug back the original hole and sidetrack the well. The well was subsequently drilled to a total depth of 11,641 feet. Hole conditions required us to drill the well at a low angle, rather than to drill in the originally planned high angle or horizontal fashion. Currently, the Sims 16-26 well is producing nominal amounts of natural gas and liquid hydrocarbons.
     The second of a planned two well program at the Fetter project commenced drilling on August 23, 2005. The Hageman 16-34 well had been drilled to a total depth of 11,234 feet. However, while drilling the final footage of the directional leg of the wellbore, mechanical problems with the drilling rig required us to pull out of the hole and await repairs. After the required repairs were made, we found that the bottom portion of the wellbore had collapsed, and continued drilling was no longer possible. After attempting to resume drilling operations, continued rig related limitations and delays caused us to temporarily suspend drilling operations until such time that a rig more suitable to drill the remaining portion of the well can be secured and mobilized to the site. The upper portion of the well, which is cased to 8,625 feet, is in excellent condition and is in no way jeopardized by the down time required to bring in a more suitable rig.
     On March 14, 2006, we announced a joint venture agreement with Turnkey E&P Corporation, a wholly owned subsidiary of Calgary, Alberta based Turnkey E&P Inc., to drill the next two wells, with the option for a third well, at our Fetter project. Turnkey will apply casing drilling technology to the field through the use of one of its four purpose-built casing drilling rigs. The first well is expected to commence drilling by the end of the second quarter of 2006.
     Casing drilling utilizes the actual steel casing as the drilling string, versus drilling with drill pipe, and installs the casing in the wellbore while drilling. This process has been shown to reduce, overcome or eliminate the risk of wellbore collapse, stuck pipe, lost circulation and other well control issues in many applications and is currently being used as the method of choice in a number of field development programs. Cost savings can be another potential benefit of using casing drilling, as the possibility exists of eliminating one or more casing strings. Casing drilling can be used in conjunction with both underbalanced horizontal drilling technology as well as conventional vertical drilling.
     Under the terms of the agreement, Turnkey will operate and pay for 60% of the costs before casing point and 40% of the costs after casing point in order to earn a 40% working interest in the first two wells and in the 640 acre spacing unit surrounding each well. We will pay for 27% of the costs before casing point and 40.5% of the costs after casing point and will retain a 40.5% working interest in these two initial wells.
     Upon mutual agreement, a third test well may be drilled on a non-promoted basis, in order to further evaluate the casing drilling technology. Should a third test well be drilled, Turnkey would pay 30% of the costs and would earn a 30% working interest and we would pay 47.25% of the costs and would retain a 47.25% working interest.
     If certain drilling criteria are met on these initial test wells, Turnkey has the option to purchase a 15% working interest in the Fetter acreage block, encompassing the approximate 51,000 gross acres, for approximately $750,000. If Turnkey exercises its option, our existing 67.5% working interest would be reduced by 10.125%, to 57.375%, and our share of the $750,000 payment would be approximately $500,000.
     We continue to evaluate additional opportunities within our greater Douglas Project acreage position. We control a 90% working interest in approximately 65,000 net acres outside of the Fetter area and we believe that the potential exists for multiple targets for oil and natural gas production, both shallow, and normally pressured as well as deep, and over pressured. We will continue to perform geological evaluations in order to identify additional drilling opportunities.
Krejci Oil Project (Powder River Basin, Wyoming)
     We own a 90% working interest in a Mowry Oil Shale project located in and around the Krejci Field in Niobrara County, Wyoming. Currently, our acreage position consists of approximately 70,700 gross (approximately 44,200 net) leasehold acres.
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
     Mowry oil production was established on the prospect in the Krejci Field in the early 1960s when three wells drilled to the lower Dakota formation were completed in the Mowry after excellent oil shows were noted during drilling. These three wells, in which we have no interest, produced commercial quantities of oil without the benefit of modern stimulation techniques. We believe that by employing modern drilling and completion techniques, production rates and ultimate recoveries of wells drilled in this area could be improved.
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
     On March 17, 2006 we signed a drilling and participation agreement with Brigham Oil & Gas, L.P., a wholly owned subsidiary of Austin Texas based Brigham Exploration Company, to participate in the initial drilling on our Krejci project. Under the terms of the agreement, Brigham will fund 100% of the drilling and completion costs (including surface oil production facilities), of a two well horizontal drilling program. Brigham will carry us for our 45% ownership in all drilling and completion costs. Brigham will own a 50% interest in each of the first two wells and we will own 45% and North Finn, LLC will own the remaining 5%. The first well is scheduled to commence drilling prior to July 1, 2006, subject to securing an appropriate drilling rig, with the second well to commence within 120 days from rig release of the first.
     Upon completion of the two well program, plus an additional $1 million of capital expenditures by Brigham, Brigham will earn 50% of our 90%, and 50% of North Finn’s 10% working interests in the entire project area. Brigham will operate the first two wells. Any subsequent wells will be operated by either Brigham or us, depending on their location within the project area, and will be funded and owned on the basis of American 45%, Brigham 50% and North Finn 5%.
Bear Creek Coal Bed Methane Prospect (Big Horn Basin, Montana)
     We own a 90% working interest in this approximately 16,900 gross leasehold acres (approximately 12,100 leasehold acres net to our interest) coalbed methane prospect in Carbon County Montana (Northern Big Horn Basin). We estimate the prospect contains nine different coalbeds with total net thickness estimated to range from 30 to 130 feet. Other highlights of this prospect are high quality gas composition, water quality that may allow surface discharge, and market potential for the gas.
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
     In addition to the potential for coalbed methane, we are evaluating the potential for production from deeper and more conventional sources. We do not intend to pursue oil and gas operations without the benefit of outside industry participation. We are currently presenting this project to potential industry participants in order to sell down our interests for cash and/or a carried working interest, or to farm-out our acreage.

West Rozel, Box Elder County, Utah
     In December 2005, we sold our interest in the West Rozel Project and ultimately received approximately $695,000, after deducting costs and expenses related to the sale. Under the agreement, we retained both an overriding royalty interest of approximately 3.13%, and a production payment equal to 57.6 cents for each barrel of hydrocarbon produced and sold.
     The West Rozel Project leases are located in Utah’s Great Salt Lake basin in the West Rozel field, an area within the boundaries of the lake itself, that previously produced heavy oil from test wells drilled by Amoco in the late 1970’s and early 1980’s. West Rozel crude has potential applications that include the making of asphalt for highway paving, asphalt roofing materials and specialized pharmaceutical applications.
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
OIL AND GAS DRILLING ACTIVITIES
     During 2005, we participated in the drilling of 13 gross (.64 net) successful wells at our Big Sky Project. We participated in the drilling of the Sims 16-26 well at our Fetter Project, which resulted in production of natural gas and liquid hydrocarbon, and we participated in the Hageman 16-34 well where drilling operations have been temporarily suspended pending receipt of proper drilling equipment. We participated in two gross unsuccessful wells during 2005. We participated with an 87.5% working interest in the unsuccessful drilling of the Rollman 1-29 at our South Glenburn Prospect. We also participated with a 37.5% working interest in the unsuccessful Strock 1-20 well, drilled at our Fort Fetterman prospect.
     During 2004, we participated in the successful drilling of seven gross (.44 net) wells at our Big Sky Project. On September 30, 2004, we sold 90% of our interest in our Powder River Basin Coal Bed Methane acreage and 90% of our interest in the existing seven producing West Recluse wells. As part of the agreement, we retained a 5% carried working interest in all additional wells drilled on this acreage. During 2004, the new operator of this project drilled a total of 21 gross successful wells (1.05 wells, net to our interest). During 2005, we assigned our 5% carried working interest to the company that purchased our interest in 2004.

OIL AND GAS WELLS
     The following table sets forth the number of oil and natural gas wells in which we had a working interest at December 31, 2005. All of these wells are located in the United States.

	Productive Wells As of December 31, 2005
	Gross(a)			Net(b)
Location	Oil	Gas	Total	Oil	Gas	Total
Wyoming	—	4	4	—	1.87	1.87
Montana	21	—	21	1.0	—	1.0

Total	21	4	24	1.0	1.87	2.87

(a)	The number of gross wells is the total number of wells in which a working interest is owned.

(b)	The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
OIL AND GAS INTERESTS
     We currently own interest in the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

	Developed		Undeveloped
State	Gross Acres	Net Acres	Gross Acres	Net Acres
Montana	—	—	17,555	14,219
North Dakota	1,640	367	85,500	35,205
Wyoming	1,920	61	198,207	122,695

TOTAL	3,560	428	301,262	172,119
     The following table presents the net undeveloped acres that we control, the type of lease and the year the leases are scheduled to expire.
     The Douglas Project acreage (Converse County, Wyoming) is controlled primarily through an exploration agreement that allows us the right to pursue exploration and developmental activities within this acreage block. This agreement covers approximately 103,000 gross acres. We must pay our approximate 90% share of the remaining balance of $1.5 million by June 1, 2006 in order to acquire these leases. In addition, we are obligated to pay delay rentals associated with this acreage during the option period.

	Year of	Fee	State	Federal
	Expiration	Leases	Leases	Leases	TOTALS
MONTANA	2006	86			86
	2007	4,085	2,265		6,350
	2008	177			177
	2009	964		3,432	4,396
	2010	84		2,682	2,766
	2011		137		137
	2015		307		307

TOTAL MONTANA		5,396	2,709	6,114	14,219

WYOMING	2006	11,954	3,030	120	15,104
	2007	2,938	1,206	5,315	9,459
	2008	3,084	840		3,924
	2009	9,900	784		10,684
	2010	14,234	1,814	660	16,708
	2011	2,687		50,486	53,173
	2012			1,817	1,817
	2013			1,118	1,118
	2014	472		6,279	6,751
	2015		30	3,927	3,957

TOTAL WYOMING		45,269	7,704	69,722	122,695

NORTH DAKOTA	2006	5			5
	2007	256			256
	2008	11,556			11,556
	2009	12,828	25		12,853
	2010	6,954	3,528		10,482
	2011	53			53

TOTAL NORTH DAKOTA		31,652	3,553	—	35,205

TOTALS		82,317	13,966	75,836	172,119

     The types of leases represented in this table are comprised of more than 1,300 separate lease agreements and no one single lease is considered a material component of our acreage position. Fee leases consist of acreage leased from other individuals or companies that own the mineral rights underlying that acreage position. State leases consist of mineral rights underlying acreage controlled by the particular state where the acreage position is located, while federal leases consist of mineral rights underlying acreage controlled by the federal government and managed by the Bureau of Land Management.
     Generally, the lease agreements provide that we pay an annual fee, called a delay rental, to retain these leases until such time that a well has been drilled and is producing from the leased lands. At that time, the leased lands are considered to be “held by production” and the lease continues for as long as oil and/or gas production continues. During the period that there is production, we will pay the lessor a royalty based on the revenues received from production. Generally, fee leases provide for royalties of 12.5% to 25%, and state and federal leases provide for royalties of 12.5%. If the leases do not become held by production within the period set forth in the lease, or if we fail to pay the required delay rental obligations, the lease terminates. Generally, fee leases have terms of three to five years, state leases have terms of five to ten years and federal leases have terms of ten years. We can elect not to pay the yearly delay rental fee, but the lease would terminate. We could elect not to pay the delay rental fee if we did not believe an area was promising after completing preliminary work or if we did not have sufficient funds.
     Our annual aggregate delay rental obligations, if we desire to continue to keep all our leases in effect, are as follows:

Year	Rental Obligation
2006	$173,841
2007	159,091
2008	143,449
2009	131,719
Thereafter	266,711
OFFICE FACILITIES
     Our office is currently located at 1050 17th Street, Suite 1850, Denver, Colorado (“Old Office Space”), where we sublease office space from Tower Energy Corporation, a related party. In March 2006, we signed an amendment to the lease agreement whereby we will lease 6,844 square feet at 1050 17th Street, Suite 2400 (“New Office Space”), Denver, Colorado. We expect to occupy the New Office Space during May 2006, and upon our occupying the New Office Space, all rights and obligations to the Old Office Space will terminate. Under the amended lease agreement, we will become the Tenant and Tower will have no further rights or obligations under the lease. Our obligation to provide aggregate monthly rental payments is as follows:

Year	Annual Rental Amount
2006	$115,066
2007	149,142
2008	152,564
2009	155,986
Thereafter	558,376
ITEM 3. LEGAL PROCEEDINGS
     There are no legal proceedings filed, or to our knowledge, threatened against or involving the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock began trading on the OTC Bulletin Board under the symbol “AOGI” on January 17, 2003. On May 17, 2005, our common shares began trading on the American Stock Exchange under the ticker symbol “AEZ.” The table below sets forth the high and low sales prices for our common stock in each quarter of the last two fiscal years.

Quarter	High	Low
2004 – First	$1.12	$0.61
Second	1.30	0.76
Third	1.80	1.18
Fourth	2.90	1.40
2005 – First	3.42	2.11
Second	6.40	2.50
Third	8.20	4.70
Fourth	7.50	3.90
On April 4, 2006, the last reported sales price of our common stock was $4.51 per share.
Stockholders
     We are authorized to issue 100,000,000 shares of common stock. As of April 4, 2006, there were approximately 60 stockholders of record of our common stock.
Dividends on the Common Stock
     We have not declared a cash dividend on our common stock, and we do not anticipate the payment of future dividends. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PLAN OF OPERATION
     During calendar year 2006, we expect to continue to pursue oil and gas operations on our identified projects, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We do not intend to operate the drilling of oil and gas wells, but expect to participate as an outside working interest owner. We intend to continue to evaluate additional opportunities in areas where we believe there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although there is no assurance additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.
     On March 31, 2006, we sold our ownership interest in the Big Sky project. As a result of this sale, we will present the results of operations and balance sheet disclosures associated with our Big Sky project as discontinued operations within our 2006 financial statements. Furthermore, because the Big Sky project accounted for 88% of our proved reserve value, the sale of these proved reserves may increase the likelihood for us to record an impairment charge against our capitalized oil and gas properties. In the first quarter 2006, we expect to record a gain on the sale of the Big Sky project of approximately $2.7 million.

     We expect to build our oil and gas reserves and cash flow during 2006 by participating in drilling at our Fetter, Krejci and Goliath projects. We have been able to limit our financial exposure in initial drilling in our projects by creating joint venture arrangements that require others to pay for a disproportionate share of the initial drilling costs. As a result of these arrangements and with existing cash, which includes proceeds of $11.5 million from the 2006 sale of the Big Sky project, we currently have adequate capital to fund our known drilling obligations in 2006. In the event initial drilling is successful, we may have limited capital in order to participate in additional drilling and may need to raise additional funds. These funds could come from the sale of debt and/or equity instruments.
     We expect that our current cash position will be sufficient to fund our known cash requirements during calendar year 2006. We expect our total cash requirements for 2006 to be approximately $5.9 million to fund drilling operations, to fund our general and administrative expenses and to fund other oil and gas related costs such as land and lease costs, geological costs and drilling costs. We expect to be able to fund these requirements with existing capital.
     We have not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.
RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the financial statements included in this report.
     We recorded income of $602,874 (two cents per common share, basic and diluted) and a loss of $499,651 (two cents per common share, basic and diluted) for the fiscal years ended December 31, 2005 and 2004, respectively.
     Oil and gas operations. During the fiscal year ended December 31, 2005 (“2005”), we recorded $4,691,381 in oil and gas revenues, compared to $746,242 recorded during our fiscal year ended December 31, 2004 (“2004”). Our interests in the Big Sky project, which was sold on March 31, 2006, accounted for approximately 95% of our oil and gas revenues for 2005. Our lease operating expenses and production taxes were $246,134 ($2.77 per barrel of oil equivalent produced “boe”) in 2005 and $80,461 ($3.83 per boe) in 2004, and we had $4,445,247 and $665,781 in net cash flow from oil and gas operations in 2005 and 2004, respectively.
     Oil and natural gas production. In 2005, we sold 78,954 barrels of oil at an average price of $53.89, resulting in oil revenues of $4,254,944, and we sold 59,733 mcf of natural gas at an average price of $7.31 per mcf resulting in gas revenues of $436,437. Our interest in the Big Sky project, which we sold on March 31, 2006, accounted for 94% of our oil and gas production and 95% of our oil and gas revenues in 2005. In 2004, we sold 12,849 barrels of oil at an average price of $41.58, resulting in oil revenues of $534,288, and we sold 48,965 mcf of natural gas at an average price of $4.33 per mcf resulting in gas revenues of $211,954.
     Depletion, depreciation and amortization. We recorded $1,364,988 ($15.35 per boe), and $188,189 ($8.95 per boe) in depreciation, depletion and amortization expense related to our oil and gas production in 2005 and 2004, respectively. We recorded nominal depreciation expense associated with our fixed assets for both 2005 and 2004.

     General and administrative expenses. During 2005 and 2004, we recorded general and administrative expenses in the amount of $2,032,256 and $945,114, respectively. The increase in general and administrative expenses results from increased costs resulting from our merger with Tower Colombia Corporation, and from continued expanding operations to support our oil and gas operations. Our payroll related expenses increased by approximately $461,000 from 2004 to 2005. In addition, our accounting related expenses increased by approximately $90,000, which was related primarily to design and implementation of controls over financial reporting pursuant to Sarbanes Oxley. We incurred a management fee of $90,000 prior to the merger with Tower Colombia Corporation, and paid an additional $46,000 for fees directly related to the merger. We paid $72,000 for listing fees related to the listing of our common stock on the American Stock Exchange. Our Directors related expenses increased by $113,000, due to the value assigned to shares that vested during 2005 on behalf of one of our Directors. The remaining increase is primarily attributable to increases in investor relations expenses, rent and travel expenses.
     Income taxes. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to (i) NOLs and (ii) existing temporary differences between book and taxable income. Realization of net deferred tax assets is dependent upon generating sufficient taxable income within the carryforward period available under tax law.
     In 2005, we recognized a net deferred tax liability of $157,000 due to reversals of our existing temporary difference between book and taxable income resulting mainly from our capital expenditures. We did not recognize a deferred tax liability prior to 2005.
     Preferred Dividends. We are obligated to pay an 8% dividend on our Series AA Convertible Preferred Stock. For the year ended December 31, 2005, we incurred $479,342 in dividends in conjunction with this obligation. During 2004, we reflected $61,640 in dividends associated with our now retired, Series A Preferred Stock.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2005, we had a working capital amount of approximately $6,911,000. We expect our total cash requirements for 2006 to be approximately $5.9 million to fund drilling operations, to fund our general and administrative expenses and to fund other oil and gas related costs. We expect to be able to fund our capital requirements for the remainder of 2006 with existing capital, which includes the $11.5 million received from the March 31, 2006 sale of our ownership interest in our Big Sky project.
     During 2005, approximately $4.5 million, or approximately 94% of our total revenue, was attributable to our interests in the Big Sky Project. As a result of this sale, we will not have any significant production revenue unless and until we are able to establish commercial production in connection with our new drilling activities planned for 2006 as described in this Form 10-KSB.
     We had no outstanding long-term debt at December 31, 2005 and 2004 and had not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity derivative and/or hedging transactions in the future in conjunction with oil and gas production. We incurred approximately $20,244,000 and $2,895,000 during the fiscal years ended December 31, 2005 and 2004, respectively for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects.

     Our future financial results continue to depend primarily on:
•	our ability to discover commercial quantities of hydrocarbons;

•	the market price for oil and gas;

•	our ability to continue to source and screen potential projects; and

•	our ability to fully implement our exploration and development program with respect to these and other matters.
     There can be no assurance that we will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.
Critical Accounting Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable. We believe the following accounting policies and estimates are critical in the preparation of our financial statements: the carrying value of our oil and gas properties, the accounting for oil and gas revenues, and the estimate of our asset retirement obligation.
     Oil and Gas Properties. We use the full cost method of accounting for costs related to our oil and gas properties. Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method. Depreciation, depletion and amortization, is a significant component of oil and natural gas properties. A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.
     Both the volume of proved reserves and any estimated future expenditures used for the depletion calculation are based on estimates such as those described under “Oil and Gas Reserves” below.
     The capitalized costs in the full cost pool are subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, we will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the ceiling.
     Oil and Gas Reserves. The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of our oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.
     Asset Retirement Obligations. Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” requires we estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in our Balance Sheet. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires us to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us, beginning January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. We are currently evaluating the impact of this new standard and we estimate that the adoption SFAS No. 123(R) will have an effect on our financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure elsewhere in this report.
     The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 in September 2004 regarding the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” for oil and gas producing entities that follow the full cost accounting method. SAB No. 106, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. We have calculated our ceiling test computation in this manner, and therefore SAB No. 106 had no effect on the our financial statements.
     In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of SFAS No. 143”, which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on our financial statements.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have an impact on our financial statements.
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 05-02 The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 (“EITF 05-02”). The abstract clarified the meaning of “conventional convertible debt instruments” and confirmed that instruments which meet its definition should continue to receive an exception to certain provisions of EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). The guidance should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF 05-02 has not had a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
     We have no off balance sheet arrangements.
ITEM 7. FINANCIAL STATEMENTS
     Our financial statements as of and for the fiscal years ended December 31, 2005 and 2004 are attached hereto beginning on page F-1.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     The Audit Committee of our Board of Directors approved the mutually agreed upon termination of Wheeler Wasoff, P.C. (“Wheeler Wasoff”) as our independent accountants and the appointment of HEIN & Associates LLP (“HEIN”) to serve as our independent accountants for the year ending December 31, 2005. The change is effective March 6, 2006.
     During the two most recent fiscal years, there were no disagreements with Wheeler Wasoff on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Wheeler Wasoff, would have caused it to make reference to the subject matter of the disagreement in connection with its report. There were no other “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within our two most recent fiscal years.
     During our two most recent fiscal years and up to the date prior to the engagement of HEIN, neither we nor anyone on our behalf consulted Hein regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements.
ITEM 8A. CONTROLS AND PROCEDURES
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), we also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period.
ITEM 8B. OTHER INFORMATION
     None.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers

Name	Age	Position(s) and Office(s)	Director Since
Patrick O’Brien	56	CEO and Chairman	February 2003
Andrew P. Calerich	41	President, CFO and Director	October 2003
Alan Gelfand	45	Director	December 2002
Kendell Tholstrom	59	Secretary and Director	February 2003
M.S. (“Moni”) Minhas	50	Director	February 2003
Nick DeMare	51	Director	October 2003
Jon R. Whitney	61	Director	February 2005
     Patrick D. O’Brien has served as our CEO and as Chairman of the Board if Directors since February 19, 2003. Mr. O’Brien served as our President from February 19, 2003 until July 16, 2003. Mr. O’Brien was CEO, President, co-founder and a Director of Tower Colombia Corporation. Prior to co-founding Tower Colombia Corporation in 1995, Mr. O’Brien co-founded Tower Energy in 1984 and co-founded Tower Drilling Company in 1980. Mr. O’Brien began his career in the oil and gas industry with the Dowell Division of Dow Chemical Company where he engineered and supervised all phases of well stimulation and cementing. He joined the Colorado Interstate Gas Company in 1974 where he was responsible for the design, acquisition and development of company-owned gas storage fields. In 1980,

Mr. O’Brien joined Montana Power Company as Senior Petroleum Engineer with the responsibility for design, long-range planning and performance economics for its exploration and development programs. Mr. O’Brien has spent over 25 years working in the Powder River Basin. Mr. O’Brien received his B.S. in Petroleum Engineering from the Montana College of Mineral and Science and Technology.
     Andrew P. Calerich has served as our President and CFO since July 17, 2003, and as a Director since October 30, 2003. Mr. Calerich has over 15 years of public company oil and gas finance experience in a variety of capacities for various companies. Most recently, Mr. Calerich served as Vice President and Chief Financial Officer for PYR Energy Corporation. From 1993 to 1997, Mr. Calerich was a business consultant specializing in accounting and finance for public and private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at Tipperary Corporation, a public oil and gas exploration and production company. Mr. Calerich began his professional career in public accounting with an international accounting firm. Mr. Calerich is a Certified Public Accountant and earned B.S. degrees in both Accounting and Business Administration at Regis College, in Denver.
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
     Kendell V. Tholstrom has served as Vice-President of Oil and Gas Operations since April 21, 2005 and as Director since February 19, 2003. Mr. Tholstrom was a Director and managed oil and gas operations for Tower Colombia Corporation. Prior to joining Tower Colombia Corporation in 1995, he served as Vice President/General Manager for Presidio Oil Company from 1986 to 1995. His responsibilities included the day-to-day management of 35 office employees and 40 field employees. Mr. Tholstrom worked at Sabine Corporation, an oil and gas exploration and production company, from 1982 to 1986 as Division Operations Manager. He worked at Terra Resources 1977 to 1986 in various engineering and management positions and at ARCO Oil & Gas from 1970 to 1972. Mr. Tholstrom is a Registered Professional Engineer in Colorado and has 30 years of petroleum industry experience. Mr. Tholstrom received a B.S. in Petroleum Engineering in 1968 and an M.S. in Petroleum Engineering in 1970 from the Montana College of Mineral Science and Technology.
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

Names of Reporting Issuers	Positions Held	Market
Aguila American Resources, Ltd.	Director	TSXV
Andean American Mining Corp.	Director & Secretary	TSXV
Astrel Mining Corp.	Director	TSXV
Centrasia Mining Corp.	Director	TSXV & OTCBB
GeoPetro Resources Company	Director	TSX
GGL Diamond Corp.	Director	TSXV
Gold Point Exploration Ltd	Director & CFO	TSXV
Golden Peaks Resources Ltd.	Director	TSXV
Goldmarca Limited	Director & Secretary	TSXV
Halo Resources Ltd.	Director & CEO	TSXV & OTCBB
Hilton Resources Ltd.	Director, President & CEO	TSXV & OTCBB
Consolidated Kookaburra Resources Ltd.	Director	TSXV
Lariat Energy Ltd.	Director	TSXV
Mirasol Resources Ltd.	Director	TSXV
Tinka Resources Limited	Director	TSXV
Tumi Resources Limited	Director	TSXV & OTCBB
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
2005 Meetings and Committees of the Board of Directors
     Our Board of Directors held four meetings during the year ended December 31, 2005. Except for one meeting where one director was not present, each director attended each of the Board and committee meetings he was eligible to attend. The standing committees of the board include the Audit, Compensation and Nominating Committees. Each of the Audit and Compensation Committees consists entirely of non-employee directors and the Nominating Committee consists of a majority of non-employee directors.
     The Audit Committee reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The Audit Committee also reviews and approves the scope and performance of the independent auditors’ work. Jon Whitney, M.S. Minhas and Alan Gelfand serve as members of the Audit Committee, and Nick DeMare serves as chairman of the Audit Committee. The Audit Committee met four times during the fiscal year ended December 31, 2005.

All of the members of our Audit Committee are independent as defined by the applicable listing standards of the American Stock Exchange.
Audit Committee Financial Expert
     Nick DeMare is our audit committee financial expert, as defined by the rules and regulations of Regulation S-B of the Securities Exchange Act.
Audit Committee Charter
     Our Board of Directors has adopted a written charter for the Audit Committee. The Committee reviews and assesses the adequacy of the Audit Committee charter annually.
Code of Ethics
     We have adopted a code of ethics that applies to our executive officers, including Mr. O’Brien, our Chief Executive Officer, and Mr. Calerich, our President and Chief Financial Officer.
Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for one Form 4 filed on October 17, 2005 by Nick DeMare.
ITEM 10. EXECUTIVE COMPENSATION
     The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the Company’s chief executive officer. In addition, the following table provides summary information for any other executive officers who received total salary and bonus exceeding $100,000 for the years 2005, 2004 and 2003.
SUMMARY COMPENSATION TABLES

Annual Compensation
				Other Annual
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)
Patrick O’Brien, CEO(1)	2005	67,292	—	—
	2004	—	—	—
	2003	—	—	—

Andrew Calerich, President and CFO	2005	89,243	100,000	947,500	(3)
	2004	99,021	—	322,500	(2)
	2003	48,000	—	—

Long -Term Compensation
		Restricted	Securities
Name and Principal		Stock	Underlying	LTIP	All Other
Position	Year	Awards	Options/SARs(#)	Payouts ($)	Compensation ($)
Patrick O’Brien, CEO	2005	—	—	—	—
	2004	—	250,000 (4)	—	—
	2003	—	—	—	—

Andrew Calerich, President and CFO	2005	—	500,000 (5)	—	—
	2004	—	—	—	—
	2003	500,000	—	—	—

(1)	Mr. O’Brien became CEO of the Company in February 2003 and was not paid a salary or any other form of compensation during 2003 or 2004. None of the persons who served as CEO or acted in a similar capacity to that of a CEO received salary or any other form of compensation during 2004, or 2003.

(2)	This amount represents the market value of 250,000 shares of stock that vested on July 1, 2004 in accordance with an employment agreement with Andrew Calerich, our President and CFO.

(3)	This amount represents the market value of 125,000 shares of stock that vested on May 1, 2005 and 125,000 shares of stock that vested on July 1, 2005, in accordance with an employment agreement with Andrew Calerich, our President and CFO.

(4)	This amount represents stock options granted on July 15, 2004 with an exercise price of $1.25 per share. 125,000 of the options vested on July 15, 2004 and expire on July 15, 2009. 125,000 of the options vested on July 15, 2005 and expire on July 15, 2010.

(5)	This amount represents stock options granted on April 21, 2005 with an exercise price of $3.66 per share. One-sixth of the options vested on April 21, 2005 and one-sixth will become exercisable on April 21 of each of 2006, 2007, 2008, 2009, and 2010. The options expire five years after vesting.

The following table sets forth information with respect to stock option exercises during the fiscal year ended December 31, 2005, by the named executive officers and the value of such officer’s unexercised stock options and warrants at December 31, 2005:

Aggregate Option Exercises in the Last Fiscal Year
And Fiscal Year-End Warrants and Option Values
			Number of Unexercised		Value of Unexercised In-the
			Warrants And Options Held		Money Options at Fiscal
			at Fiscal Year End		Year End
Shares
Acquired
	on	Vakue
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick D. O’Brien	—	—	250,000	—	$700,000	$—
Andrew P. Calerich	—	—	83,333	416,667	$32,500	$162,500
Employment Agreements
     Simultaneously with the completion of the merger of Tower Colombia Corporation with and into the Company, Mr. Patrick O’Brien, Mr. Bob Solomon, Mr. Kendell Tholstrom, and Mr. Andrew P. Calerich (each, a “Key Employee”) each signed employment agreements. Messrs. O’Brien, Tholstrom, and Calerich have retained their positions and Mr. Solomon was appointed a Vice President. Each Key Employee’s employment agreement has a five year term and sets an annual base salary of $95,000. In addition, each employment agreement provides that the Key Employee will receive standard employment benefits.
     Mr. Calerich’s employment agreement provided for a stock option award to purchase 500,000 shares of our common stock at an exercise price of $3.66 per share. One-sixth of this stock option award is immediately exercisable, and one-sixth will become exercisable on April 21 of each of 2006, 2007, 2008, 2009, and 2010, provided that Mr. Calerich continues to be our employee. In addition, pursuant to Mr. Calerich’s previous employment agreement, Mr. Calerich acquired 500,000 shares of the Company’s common stock as additional compensation, with 250,000 shares vested on July 1, 2004 and the remaining 250,000 shares scheduled to vest on July 1, 2005, provided that Mr. Calerich continued to be our employee. Pursuant to Mr. Calerich’s new employment agreement, 125,000 of these shares vested on May 1, 2005, and the remaining 125,000 vested July 1, 2005.
     During the term of each Key Employee’s employment agreement and, in the event an employment agreement is terminated for Cause (as defined therein) or for certain other reasons, for one year after the termination, each Key Employee is subject to non-competition and non-solicitation provisions, subject to standard exceptions. In the event that the our board of directors terminates a Key Employee and the board of directors determines that the termination is not for Cause, we are obligated to pay that Key Employee all accrued unpaid compensation up to the date of termination together with compensation and benefits for three months following the date of termination.
Equity Compensation and Other Plans
     On July 12, 2004, our stockholders approved the American Oil & Gas, Inc 2004 Stock Option Plan. We do not have any other equity compensation plans or long-term incentive plans. During 2004, we adopted an employee retirement plan, which plan was terminated effective December 31, 2004.

Director Compensation
     Our directors are not compensated for any meeting of the board of directors that they attend, but they are entitled to reimbursement for travel expenses. We paid Nick DeMare 12,500 shares of restricted common stock for each quarter he serves as a director, designated audit committee financial expert and as Chairman of the Audit Committee through September 30, 2005. Subsequent to 2004, we granted options to purchase 100,000 shares of the Company’s common stock to Jon Whitney, a new Director of the Company, in consideration for serving on the Company’s Board of Directors. These options have an exercise price of $2.38 per share, which was the closing price of the Company’s common stock on February 15, 2005, the date on which Mr. Whitney became a member of our board of directors. These options expire five years from the date of grant and one-eighth (1/8) of the options vest on the first day of each quarter during which Mr. Whitney continues to serve on the Company’s Board of Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information concerning the ownership of our common stock as of April 4, 2006, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of April 4, 2006, there were 36,653,264 shares of common stock issued and outstanding.

		Amount and Nature
	Name and Address	of Beneficial	Percent of
Title of Class	of Beneficial Owner	Ownership(1)	Class(2)
Common Stock	Patrick O’Brien(3)	2,791,359	7.56%
($0.001 par value)	1050 17th St., Suite 1850
	Denver, CO 80265

Common Stock	Andrew P. Calerich(4)	1,166,616	3.17%
($0.001 par value)	1050 17th St., Suite 1850
	Denver, CO 80265

Common Stock	Alan Gelfand	100,238	Less than 1%
($0.001 par value)	1050 17th St, Suite 1850
	Denver, CO 80265

Common Stock	Kendell Tholstrom	2,541,358	6.93%
($0.001 par value)	1050 17th St., Suite 1850
	Denver, CO 80265

Common Stock	Nick DeMare(5)	313,300	Less than 1%
($0.001 par value)	1050 17th St., Suite 1850
	Denver, CO 80265

Common Stock	Bobby G. Solomon	2,541,358	6.93%
($0.001 par value)	1050 17th St., Suite 1850
	Denver, CO 80265

		Amount and Nature
	Name and Address	of Beneficial	Percent of
Title of Class	of Beneficial Owner	Ownership(1)	Class(2)
Common Stock	M.S. (“Moni”) Minhas	100,238	Less than 1%
($0.001 par value)	1050 17th St., Suite 1850
	Denver, CO 80265

Common Stock	Jon R. Whitney(6)	50,000	Less than 1%
($0.001 par value)	1050 17th St., Suite 1850
	Denver, CO 80265

Common Stock	Terry L. Savage(7)	60,000	Less than 1%
($0.001 par value)	1050 17th St., Suite 1850
	Denver, CO 80265

Common Stock	Directors and Executive	9,664,467	26.00%
($0.001 par value)	Officers as a Group
	(9 individuals)

Common Stock	Wellington Management(8)	3,094,600	8.44%
($0.001 par value)	Company LLP
	75 State Street
	Boston, MA 02109

(1)	The number of shares and the percentage of the class beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(2)	Percentages are based upon the total 36,653,264 outstanding shares of common stock combined with the number of shares of Common Stock beneficially owned by the person or entity with respect to whom the calculation is being made.

(3)	Includes options to purchase 250,000 shares at $1.25 per share that are currently exercisable.

(4)	Includes options to purchase 166,666 shares at $3.66 per share that are currently exercisable or will become exercisable within 60 days.

(5)	Includes 89,300 shares owned by DNG Capital Corp, which is a company wholly owned by Nick DeMare.

(6)	Includes options to purchase 50,000 shares at $2.38 per share that are currently exercisable or will become exercisable within 60 days.

(7)	Includes options to purchase 50,000 shares at $4.65 per share that are currently exercisable.

(8)	Based upon a Schedule 13G dated February 14, 2006. According to the Schedule 13G, Wellington Management Company, LLP has shared voting power with respect to 3,094,600 shares, and shared power to dispose of the 3,094,600 shares.

Equity Compensation Plan Information
     The following table provides aggregate information presented as of December 31, 2005 with respect to our 2004 Stock Option Plan. We do not have any other equity compensation plans or long-term incentive plans.

	(a)	(b)	(c)
	Number of Securities	Weighted Averaged	Number of Securities
	to Be Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))
Equity compensation plans approved by shareholders	1,459,010	$2.94	1,040,990
Equity compensation plans not approved by shareholders	—	—	—

Total	1,459,010	$2.94	1,040,990

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On January 17, 2003, we executed a Purchase and Sale Agreement that was negotiated at arms-length, with Tower Colombia Corporation, a Colorado corporation (“TCC”), and North Finn, LLC, a Wyoming limited liability company (“North Finn”), to acquire an undivided 50% working interest in the Wyoming Krejci Project, the Montana Bear Creek Project and in and to certain coalbed oil and gas leases in the Powder River Basin of Wyoming and the Big Horn Basin of Montana. See “Item 2. Description of Property—Oil and Gas Assets”. We believe that the terms of the transaction were fair to the Company.
     Subsequent to the acquisition of the oil and gas leases, Patrick D. O’Brien, President of TCC, was appointed our Chief Executive Officer, President and Chairman of the Board of Directors. Mr. O’Brien continued to serve as President of TCC until our merger with TCC, which occurred on April 21, 2005. Also on January 17, 2003, TCC, North Finn and the principals of each entity entered into a Participation and Management Agreement with us, in which they agreed to provide us with operational and management services at no cost to us and the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to them. The Participation and Management Agreement expired on January 16, 2005.
     On March 23, 2005, we signed a letter of intent to merge TCC into the Company. The stockholders of TCC received 5.8 million shares of restricted common stock and on April 21, 2005, we completed the acquisition of TCC. In conjunction with the merger, Pat O’Brien continues in his role as our Chief Executive Officer and as Chairman. Bob Solomon, formerly Vice President of TCC, became our Vice President and is responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, formerly Vice President of TCC, continues his role as one of our Directors, and became our Vice-President. Mr. Tholstrom is responsible for oil and gas operations. We obtained a fairness opinion from an independent investment banking firm prior to closing.
     Also, on March 23, 2005, we approved and entered into an agreement with TCC pursuant to which TCC provides, effective as of January 17, 2005, certain management services, including, but not limited to, human resource management, asset management services, and accounting and data management services for a monthly management fee of $30,000. We paid TCC a total of $90,000 pursuant to this agreement from the period January 16, 2005 through the April 21, 2005. This management services agreement terminated on April 21, 2005, the closing date of the merger between the Company and TCC. In addition to the management fee paid to TCC, during 2005, we also reimbursed TCC for our share of costs relating to oil and gas operations of $2,888 and for payroll related costs of $66,643. During 2004, we paid TCC a total of $232,088 for our share of oil and gas and administrative related expenses.
     We also paid a total of $75,416 and $24,504, respectively, for 2005 and 2004, to Tower Energy Corporation (“TEC”) primarily for our share of the office lease where we share office space with TCC and TEC. Patrick D’ O’Brien and Bob Solomon each own 50% of TEC.
ITEM 13. EXHIBITS
     Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 37 of this Form 10-KSB, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     Wheeler Wasoff, P.C. the Company’s prior certified independent accountant, billed us $50,177 during year ended December 31, 2005, for the audit of our December 31, 2004 financial statements and review of financial statements included in our Forms 10-QSB, as well as for services normally provided by Wheeler Wasoff, P.C. in connection with statutory and regulatory filings or engagements for fiscal 2005. It is estimated that HEIN & Associates, LLP will bill us approximately $35,000 for the audit of our December 31, 2005 financial statements and the review of financial statements included in our Forms 10-Q for the year ending December 31, 2006. HEIN did not provide us any services during 2005.
Audit-Related Fees
     Wheeler Wasoff, P.C. did not provide the Company with any services for assurance and related services that were not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”
Tax Fees
     For the year ended December 31, 2004, Wheeler Wasoff, P.C. billed the Company $3,000 for professional services for tax compliance, tax advice and tax planning. We have engaged Gordon Hughes and Banks LLP to assist us in tax related matters for 2006, including tax compliance for the year ended December 31, 2005. We anticipate Gordon Hughes and Banks LLP will bill us approximately $5,000 for tax related services in 2006.
All Other Fees
     For the year ended December 31, 2005 and 2004, Wheeler Wasoff, P.C. did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval
     Our Audit Committee Charter provides that the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimus exceptions for other than audit, review or attest services that are approved by the Audit Committee prior to completion of the audit. Alternatively, our Audit Committee Charter provides that the engagement of the independent auditor may be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee of the Board of Directors approved the mutually agreed upon termination of Wheeler Wasoff, P.C. as our independent accountants and the appointment of HEIN & Associates LLP to serve as our independent accountants for the year ending December 31, 2005. The Audit Committee pre-approved HEIN & Associates, LLP fees for audit services for fiscal year 2005.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April, 2006.

American Oil & Gas, Inc.
/s/ Andrew P. Calerich
Andrew P. Calerich
President and CFO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick D. O’Brien.	Chief Executive Officer and Chairman	April 5, 2006

Patrick D. O’Brien

/s/ Andrew P. Calerich.	President, Chief Financial Officer and Director	April 5, 2006

Andrew P. Calerich

/s/ Alan Gelfand	Director	April 5, 2006

Alan Gelfand

/s/ Kendell Tholstrom.	Secretary and Director	April 5, 2006

Kendell Tholstrom

/s/ M.S. (“Moni”) Minhas	Director	April 5, 2006

M.S. (“Moni”) Minhas

/s/ Nick DeMare	Director	April 5, 2006

Nick DeMare

/s/ Jon R. Whitney	Director	April 5, 2006

Jon R. Whitney

AMERICAN OIL & GAS, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors
American Oil & Gas, Inc.
Denver, CO
We have audited the balance sheet of American Oil & Gas, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
Hein & Associates, LLP
Denver,CO
March 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC AUDITING FIRM
To The Board of Directors and Stockholders
American Oil & Gas, Inc.
We have audited the accompanying balance sheet of American Oil & Gas, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Wheeler Wasoff, P.C.

Denver, Colorado
April 8, 2005

AMERICAN OIL & GAS, INC.
BALANCE SHEET
DECEMBER 31, 2005 and 2004

	2005	2004
ASSETS
CURRENT ASSETS
Cash	$6,022,822	$5,251,889
Receivables	1,481,543	258,848
Inventory	40,904	—
Advances and prepaids	799,960	54,535

Total Current Assets	8,345,229	5,565,272

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $14,353,614 at 12/31/05 and $2,022,367 at 12/31/04)	22,731,887	3,700,892
Other property and equipment	68,023	7,221

Total property and equipment	22,799,910	3,708,113
Less-accumulated depreciation, depletion and amortization	(1,596,246)	(221,793)

Net property and equipment	21,203,664	3,486,320

	$29,548,893	$9,051,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$954,544	$108,611
Dividends payable	479,342	18,020

Total Current Liabilities	1,433,886	126,631

LONG TERM LIABILITIES
Asset retirement obligations	117,011	40,702
Deferred income taxes	157,000	—
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Series A preferred stock, $.001 par value, authorized 175,000 shares Shares issued and outstanding, -0- (2005) and 67,000 (2004)	—	67
Series AA preferred stock, $.001 par value, authorized 400,000 shares
Shares issued and outstanding — 250,000 (2005) and -0- (2004); Stated value $13,500,000 (2005) and -0- (2004), Redemption value $13,979,342 (2005) and -0- (2004)	250	—
Common stock, $.001 par value, authorized 100,000,000 shares
Shares issued and outstanding — 36,476,202 (2005) and 29,153,702 (2004)	36,476	29,154
Additional paid-in capital	28,605,737	10,400,629
Deferred compensation	—	(141,250)
Accumulated deficit	(801,467)	(1,404,341)

	27,840,996	8,884,259

	$29,548,893	$9,051,592

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES
Oil and gas sales	$4,691,381	$746,242

OPERATING EXPENSES
Lease operating	246,134	80,461
General and administrative	2,032,256	945,114
Depletion, depreciation and amortization	1,378,019	192,838

Total operating expenses	3,656,409	1,218,413

Income (loss) from operations	1,034,972	(472,171)

OTHER INCOME (EXPENSE)
Investment income	204,244	34,160

Total other income (expense)	204,244	34,160

INCOME (LOSS) BEFORE INCOME TAXES	1,239,216	(438,011)
Income tax provision	157,000	—

NET INCOME (LOSS)	1,082,216	(438,011)

Less: dividends on preferred stock	479,342	61,640

NET INCOME (LOSS) ATTRIBUTIBLE TO COMMON STOCKHOLDERS	$602,874	$(499,651)

NET INCOME (LOSS) PER COMMON SHARE — BASIC	$0.02	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$0.02	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	34,148,065	25,211,447

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	34,955,624	25,211,447

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated	Deferred
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Compensation

January 1, 2004	67,000	$67	24,388,702	$24,389	$4,018,601	$(966,330)	$(423,750)

Sale of common stock at $1.00 per share			1,525,000	1,525	1,523,475
Costs of offering					(7,429)
Warrant exercise at $1.00 per share			25,000	25	24,975
Warrants issued for oil project consulting					31,611
Sale of common stock at $1.50 per share			3,000,000	3,000	4,497,000
Costs of offering					(133,957)
Stock issued for private placement costs			30,000	30	56,370
Options issued for investor relations consulting					38,632
Shares issued for oil prospect, valued at $2.43 per share			135,000	135	327,915
Dividends on preferred stock					(61,640)
Deferred compensation recognized							282,500
Shares issued to Director			50,000	50	85,076
Net (loss)						(438,011)
Balance December 31, 2004	67,000	$67	29,153,702	$29,154	$10,400,629	$(1,404,341)	$(141,250)

Payment of dividends on Series A
Preferred Stock					(844)
Conversion of Series A Preferred Stock	(67,000)	(67)	670,000	670	(603)
Warrants exercised at $1.09 per share			140,000	140	152,460
Options issued for investor relations consulting					77,264
Warrants issued for oil project consulting					31,564
Deferred Compensation recognized							141,250
Stock issued for statutory merger			5,800,000	5,800	651,033
Sale of Series AA Preferred Stock	250,000	250			13,499,677
Costs of Preferred Stock offering					(1,160,524)
Warrants issued for placement costs					575,544
Shares issued for oil prospect, valued at $6.20 per share			675,000	675	4,184,325
Shares issued to Director			37,500	37	195,212
Net income						602,874

Balance December 31, 2005	250,000	$250	36,476,202	$36,476	$28,605,737	$(801,467)	$—

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$602,874	$(438,011)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Stock issued for services	195,251	85,126
Options issued for services	77,263	38,632
Deferred compensation	141,250	282,500
Deferred income taxes	157,000	—
Accretion of asset retirement obligation	5,609	4,520
Depletion, depreciation and amortization	1,372,410	188,318
Changes in assets and liabilities:
(Increase) in receivables	(1,222,695)	(213,106)
(Increase in yard inventory	(40,904)	—
(Increase) decrease in advances and prepaids	(745,425)	12,252
(Decrease) increase in accounts payable and accrued liabilities	845,933	(365,785)

Net cash provided (used) by operating activities	1,388,566	(405,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for office equipment	(55,913)	—
Cash paid for oil and gas properties	(14,091,540)	(2,894,560)
Proceeds from sale of oil and gas properties	—	1,582,171

Net cash (used) in investing activities	(14,147,453)	(1,312,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	13,499,927	—
Proceeds from sale of common stock	—	6,025,000
Cash paid for offering costs	(584,980)	(84,986)
Proceeds from warrant exercise	152,600	25,000
Preferred dividends payable	461,322	—
Preferred dividends paid	(844)	(61,640)
Cash received from acquired company	1,795	—

Net cash provided by financing activities	13,529,820	5,903,374

NET INCREASE IN CASH	770,933	4,185,431
CASH, BEGINNING OF YEAR	5,251,889	1,066,458

CASH, END OF YEAR	$6,022,822	$5,251,889

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF CASH FLOWS (con’t)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest expense	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for services	$195,251	$85,126

Stock based deferred compensation	$141,250	$282,500

Stock issued for oil and gas properties	$4,830,715	$328,050

Warrants issued for oil and gas property consulting	$31,564	$31,611

Stock issued for financing costs	$—	$56,400

Warrants issued for financing costs	$575,544	$60,192

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION
American Oil & Gas, Inc. (“the Company”) was incorporated on February 15, 2000, under the laws of the State of Nevada, for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 17, 2003, the Company entered into a Purchase and Sale Agreement to acquire undeveloped oil and gas prospects in Montana and Wyoming. With the purchase of the oil and gas prospects the Company became an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production. The Company’s resources and assets are reported as one operating segment and the Company conducts its operations primarily in the western United States with current properties in Wyoming, Montana, and North Dakota.
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
The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.
The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).
CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. On occasion, the Company may have cash in banks in excess of federally insured amounts.
At December 31, 2005 and 2004, $693,450 of the cash balance is designated to the drilling, completion and connection of oil and gas wells in the Company’s Krejci oil project located in Niobrara County, Wyoming. (See “Preferred Stock” in Note 3 — Stockholders’ Equity.)

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
ACCOUNTS RECEIVABLE AND CREDIT POLICIES
The Company has certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2005 and 2004, the Company has determined no allowance for uncollectible receivables is necessary.
OIL AND GAS PROPERTIES
The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves. At December 31, 2005 and 2004, all of the Company’s oil and gas properties and operations are located in one cost center, the United States.
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
IMPAIRMENT
The Company has adopted Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long- lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.
GAS BALANCING
The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2005 and 2004, the Company’s gas production is in balance.
ASSET RETIREMENT OBLIGATION
In 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties.
The Company adopted the provisions of SFAS 143 to record the ARO associated with all wells in which the Company owns an interest on the date such obligation arose. Depreciation of the related asset, and accretion of the ARO on wells from which production has commenced, has been calculated using the estimate of the life of the wells based on a reserve study prepared by an independent reserve engineering firm. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The information below reflects the change in the ARO during the year ended December 31, 2005 and 2004:

	12-31-05	12-31-04
Asset retirement obligation beginning of year	$40,702	$30,688
Liabilities incurred	81,065	33,102
Sale of oil and gas assets	(10,364)	(27,608)
Accretion	5,608	4,520

Asset retirement obligation end of year	$117,011	$40,702

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

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.
STOCK-BASED COMPENSATION
In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company’s net income (loss) and income (loss) per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro-forma amounts indicated below.

	2005	2004
Net income (loss) — as reported	$602,874	$(438,011)
Add stock based compensation included in reported net loss	413,765	38,632
Deduct stock based compensation expense determined under the fair value method	(841,567)	(133,321)

Pro forma net income (loss)	$175,072	$(532,700)

Net income (loss) per common share — Basic:
As reported	$0.02	$(0.02)

Pro forma	$—	$(0.02)

Net income (loss) per common share — Diluted:
As reported	$0.02	$(0.02)

Pro forma	$—	$(0.02)

The calculated value of stock options granted under these plans, following calculation methods prescribed by SFAS 123, uses the Black-Scholes stock option pricing model with the following assumptions used:

	2005	2004
Expected option life-years	5.0	5.0
Risk-free interest rate	2.6% to 4.5%	3.36%
Dividend yield	N/A	N/A
Volatility	47% to 78%	71%
INCOME (LOSS) PER SHARE
Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of options, warrants and convertible preferred stock. At December 31, 2004, all outstanding options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share for the year then ended, as the effect of the assumed exercises or conversions would be antidilutive.
The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the year ended December 31, 2005 using the treasury stock method:

			Per
	Net		Share
DECEMBER 31, 2005	Income	Shares	Amount
Basic earnings per share:
Net income and share amounts	$602,874	34,148,065	$0.02
Dilutive Securities:
Stock options		782,543
Warrants		25,016
Diluted earnings per share:
Net income and assumed share conversion	$602,874	34,955,624	$0.02

The Company’s outstanding Series AA Preferred Stock is convertible into 2,250,000 shares of common stock at an equivalent rate of $6.00 per common share. At December 31, 2005, these shares were anti-dilutive.
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

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the impact of this new standard and estimates that the adoption SFAS No. 123(R) will have an effect on the financial statements similar to the pro-forma effects reported in the Stock Based Compensation disclosure above.
The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 in September 2004 regarding the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” for oil and gas producing entities that follow the full cost accounting method. SAB No. 106, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS No. 143 and, therefore, SAB No. 106 had no effect on the Company’s financial statements, effective in the fourth quarter of 2004.
In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of SFAS No. 143”, which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on the company’s financial statements.
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

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have an impact on the Company’s financial statements.
OFF BALANCE SHEET ARRANGEMENTS
The Company has no off balance sheet arrangements.
SEGMENT REPORTING
The Company follows SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”, which amended the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company operates in one segment, oil and gas producing activities. As the result of the sale of a significant portion of its producing properties subsequent to year end, substantially all of 2005 oil and gas revenue and operating expenses will be reflected as discontinued operations in 2006.
COMPREHENSIVE INCOME
There are no adjustments necessary to the net income (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.”
RECLASSIFICATION
Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation. Such reclassifications have had no effect on net income (loss).
NOTE 2 — PROPERTY AND EQUIPMENT
On June 1, 2004, the Company entered into an agreement which allows the opportunity to earn a 50% working interest in the Douglas project, which is comprised of undeveloped leasehold acres in Converse County, Wyoming. The Company spent $250,000 on June 1, 2004 for its share of the initial option payment and paid $323,000 on May 24, 2005 for its share of the second

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
option payment. The Company is obligated to pay its share of the final option payment on or before June 1, 2006, in order to own the leases in the Douglas project.
On September 30, 2004, the Company sold 90% of its interests in the Powder River Basin coal bed methane acreage referred to as West Recluse, Glasgow and Bill. Included in this sale was 90% of the Company’s interest in seven existing producing West Recluse wells. As part of the agreement, the Company retained a 10% working interest in seven producing coal bed methane wells and retained a 5% carried working interest in all additional wells drilled on this acreage. The Company received sales proceeds of approximately $1.255 million. During 2005, the Company assigned its remaining 10% working interest in the seven producing coal bed methane wells and the 5% carried working interest in all additional wells drilled on this acreage to the buyer of the 90% interest.
During December 2004, the Company acquired a working interest in an oil prospect located in McHenry County, North Dakota. The Company called this prospect the South Glenburn Prospect. During April 2005, the Company participated in the drilling of an unsuccessful test well in this acreage with an 87.5% working interest and spent a total of $347,785 for the drilling of this well.
In December 2005, the Company participated in the drilling of an unsuccessful test well at its Fort Fetterman prospect. The Company spent $354,783 to acquire a 37.5% working interest in this prospect and spent a total of $174,686 for drilling related costs in the initial test well.
In October 2005, the Company purchased a 75% working interest in undeveloped acreage position located primarily in Williams and Dunn Counties, North Dakota, in a project that the Company calls Goliath. The Company paid a total of $2,970,000 in cash and issued 675,000 shares of its common stock valued at $4,185,000 as consideration for the acreage position.
Property and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$14,353,614	$2,022,367
Evaluated costs	8,274,180	1,645,133
Asset retirement costs	104,093	33,392

	22,731,887	3,700,892
Furniture and equipment	68,023	7,221

	22,799,910	3,708,113
Less accumulated depreciation, depletion and amortization	(1,596,246)	(221,793)

Property and equipment	$21,203,664	$3,486,320

Unevaluated Oil and Gas Properties
Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until they are evaluated. The following table shows, by

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
category of cost and date incurred, the unevaluated oil and gas property costs (net of transfers to the full cost pool and sales proceeds) excluded from the amortization computation:

Periods ended:	Net costs incurred
December 31, 2005	$12,331,247
December 31, 2004	1,232,348
Prior	790,019

$14,353,614

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Prospect leasing and acquisition normally requires one to two years and the subsequent evaluation normally requires an additional one to two years.
Information relating to the Company’s costs incurred in its oil and gas operations during the year ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Property acquisition costs, unproved properties	$10,300,175	$1,279,364
Exploration costs	7,011,666	194,413
Asset retirement costs	70,701	5,494
Development costs	2,932,459	1,846,494

	$20,315,001	$3,325,765

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
Furniture and equipment depreciation expense for the year ended December 31, 2005 and 2004 was $5,555 and $1,073, respectively.
During fiscal year 2005, the Company’s largest customer, which customer accounted for 75% of its oil and gas sales, was Eighty Eight Oil LLC. During fiscal year 2004, the Company’s two largest customers were Eighty Eight Oil LLC and Enserco Energy, Inc. Sales to these customers accounted for 70% and 17%, respectively, of oil and gas sales in 2004. Because there are other purchasers that are capable of and willing to purchase the Company’s oil and gas and because the Company has the option to change purchasers on properties if conditions so warrant, the Company believes that its oil and gas production can be sold in the market in the event that it is not sold to its existing customers.
NOTE 3 — STOCKHOLDERS’ EQUITY
PREFERRED STOCK
The Company is authorized to issue up to 25 million shares of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
Series AA Convertible Preferred Stock
On July 22, 2005, the Company sold to accredited investors, a total of 250,000 Units for $13,500,000, with each Unit consisting of one share of Series AA Convertible Preferred Stock (“Preferred Stock”) and warrants to purchase shares of its $.001 par value common stock. This private placement was made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. The Units were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale. The Company is obligated to pay an 8% annual dividend on the Preferred Stock in cash or in equivalent shares of common stock, at its discretion.
Each share of Preferred Stock is convertible into nine shares of common stock for a total of 2,250,000 shares, which is a conversion rate of $6.00 per share. The Company also issued warrants to purchase 2.7 shares of common stock for each share of Preferred Stock, which resulted in warrants to purchase a total of 675,000 shares of common stock exercisable at $6.00 per share. The warrants expire 18 months from the closing date, and the Company can call the warrants if the daily weighted average trading price of its common stock averages at least $7.40 for 25 consecutive trading days.
The Preferred Stock automatically converts into common stock on the third anniversary of closing or anytime sooner at the discretion of the preferred holders. The Company can require conversion of the Preferred Stock if the daily weighted average trading price of its common stock averages at least $9.00 for 25 consecutive trading days. In connection with the funding, the Company paid placement fees of $510,000 and issued 3-year warrants to purchase 281,250 shares of common stock at an exercise price equal to the exercise price for the warrants of $6.00 per share, for a total of 281,250 common shares. The warrants are valued at $575,544, using the Black-Scholes option pricing model.
Series A Convertible Preferred Stock
On August 18, 2003, the Board of Directors authorized and established a Series A of the Company’s preferred stock. In October 2003, a total of $770,500 in gross proceeds was received from two accredited investors through the sale of 67,000 8% Series A preferred shares at a price of $11.50 per share. The preferred shares would automatically convert at an equivalent rate of $1.15 per common share into 670,000 common shares in October 2005, or earlier at the discretion of the holders of the preferred shares. The Company paid fees and expenses related to the offering of $81,136, including a cash finders’ fee of 10%. The Company also issued warrants to the placement agents to purchase a total of 30,000 shares of the Company’s common stock at an exercise price of 1.15 cents per share, for a period of five years. The warrants are valued at $15,091, using the Black-Scholes option pricing model.
The net proceeds from the preferred stock sale are expected to be used for drilling costs in the Company’s Krejci oil project, located in the southern portion of the Powder River Basin of Wyoming. The holders of the preferred shares will receive a net profits interest of 20% in the actual wells drilled with these net proceeds. While the preferred shares are outstanding, the Company will pay the greater of the actual amount generated by the net profits interest or the amount required to provide the holders of the preferred shares an annualized return of eight percent for two years.

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
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
During 2005, 37,500 shares of common stock were issued to a Director for serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were paid to a company wholly owned by the Director, and the shares were valued at $195,250 based on the non-discounted trading price of the Company’s stock as of the date of issuance.
In September 2004, the Company sold a total of 3,000,000 shares of common stock at a price of $1.50 per share. The Company paid a placement fee of $45,000 in cash and issued 30,000 shares (valued at the non-discounted trading price of the Company’s common stock of $1.88 per share) to an individual who assisted in securing the private placement. Total costs of the offering were $133,957, including cash of $77,557 and common stock valued at $56,400.
In March 2004, the Company sold 1,525,000 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share until August 31, 2004. The Company did not pay any fees or commissions associated with this financing. Holders of 25,000 of the warrants exercised the warrants prior to August 31, 2004, and 1,500,000 of the warrants expired unexercised. In conjunction with this sale, the Company sold one-third of its interests in the Big Sky project for cash of $326,247 to an entity related to the investor that purchased 1.5 million of the units.
During 2004, 50,000 shares of common stock were issued to a Director for serving as Director, Designated Financial Expert and as Chairman of the Audit Committee. The shares were paid to a company wholly owned by the Director, and the shares were valued at $85,126 based on the non-discounted trading price of the Company’s stock as of the date of issuance.
On June 16, 2003, the Company issued 500,000 shares of common stock to its President and Chief Financial Officer, as part of his employment agreement. 250,000 shares vested on June 1, 2004 125,000 shares vested on May 1, 2005 and 125,000 shares vested on July 1, 2005. The 500,000 shares are reflected as issued and outstanding at December 31, 2005 and 2004. The shares were valued at $565,000 ($1.13 per share), based on the non-discounted trading price of the Company’s common stock as of the date of grant. At December 31, 2005 and 2004, $141,250 and $282,500, respectively, was charged to operations for the value of shares earned.

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
WARRANTS
In July 2005, in conjunction with the sale of Series AA Convertible Stock, the Company issued investor warrants to purchase a total of 675,000 shares of common stock exercisable at $6.00 per share. The warrants expire 18 months from the closing date, and the Company can call the warrants if the daily weighted average trading price of its common stock averages at least $7.40 for 25 consecutive trading days. The Company also issued 3-year placement warrants to purchase 281,250 shares of common stock at an exercise price equal to the exercise price for the warrants of $6.00 per share, for a total of 281,250 common shares.
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
The table below reflects the status of outstanding warrants at December 31, 2005:

Issue	Shares	Exercise	Expiration
Date	Exercisable	Price	Date
July 22, 2005	675,000	$6.00	January 21, 2007
July 22, 2005	281,250	$6.00	July 21, 2010
September 15, 2003	30,000	$1.15	September 15, 2008
September 24, 2003	66,450	$0.75	September 24, 2008
May 26, 2004	23,200	$1.09	April 2005 through December 2005
At December 31, 2005, the per-share weighted average exercise price of outstanding warrants was $5.43 per share and the weighted average remaining contractual life was 2.12 years.
The table below reflects the status of outstanding warrants at December 31, 2004:

Issue	Shares	Exercise	Expiration
Date	Exercisable	Price	Date
September 15, 2003	30,000	$1.15	September 15, 2008
September 24, 2003	66,450	$0.75	September 24, 2008
May 26, 2004	122,400	$1.09	April 2005 through December 2005
At December 31, 2004, the per-share weighted average exercise price of outstanding warrants was $1.01 per share and the weighted average remaining contractual life was 2.15 years.

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 4 — STOCK OPTION PLAN
On July 12, 2004, the stockholder of the Company voted to approve the Company’s 2004 Stock Option Plan (the “Plan”). Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 2,500,000 shares of common stock for the plan. At December 31, 2005 and 2004, options to purchase 1,040,990 shares and 2,097,000 shares, respectively, were available to be granted pursuant to the stock option plan.
The status of outstanding options granted pursuant to the plan, are as follows:

	Number	Weighted Avg.	Weighted Avg. Fair
	of shares	Exercise Price	Value
Options outstanding – January 1, 2004	—	$—	$—

Options granted during 2004	403,000	$1.25	$0.76

Options outstanding – December 31, 2004 (176,000 exercisable)	403,000	$1.25	$0.76

Options granted during 2005	1,056,010	$3.58	$1.83

Options outstanding – December 31, 2005 (640,009 exercisable)	1,459,010	$2.94	$1.53

There have been no options exercised to date.
The following table presents additional information related to the options outstanding at December 31, 2005 :

			Weighted average
Exercise price	Number of shares	Number of shares	remaining contractual
per share	outstanding	Exercisable	Life (Years)
$1.25	403,000	403,000	4.50
2.38	100,000	50,000	4.82
2.48	90,000	30,000	4.67
3.27	32,010	32,010	.38
3.66	750,000	124,999	4.21
4.30	9,000	—	5.00
5.80	75,000	—	5.00

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 5 – INCOME TAXES
Income tax expense (benefit) for the years ended December 31 consists of the following:

	2005	2004
Current taxes	$—	$—

Deferred taxes	157,000	37,000
Less: valuation allowance	—	(37,000)

Net income tax expense (benefit)	$157,000	$—

The effective income tax rate for the years ended December 31 differs from the U.S. Federal statutory income tax rate due to the following:

	2004	2004
Federal statutory income tax rate	35.0%	34.0%
State income taxes	3.5%	3.3%
Permanent differences	6.5%	.5%
Increase (decrease) in valuation allowance	(32.0%)	(37.8%)
	13%	—

The components of the deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004
Deferred tax assets:
Federal and state net operating loss carryovers	$1,462,000	$746,000
Asset retirement obligation	—	15,000
Oil and gas property	428,000	(468,000)
Timing differences – charitable contributions and non qualified options issued for investor relations	29,000	—
Deferred compensation	—	(3,000)
Total deferred tax assets	1,919,000	290,000
Less: valuation adjustment	—	—
Deferred tax asset	$1,919,000	$290,000

Deferred tax liabilities:
Intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$(2,076,000)	$—
Other	—	—
Total deferred liabilities	(2,076,000)	—

Net deferred tax asset	1,919,000	290,000
Less valuation adjustment	—	(290,000)
Deferred tax liability	$(157,000)	$—

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
The Company has approximately 6,362,000 net operating loss carryover as of December 31, 2005. The net operating losses may offset against taxable income through the year ended December 2025. A portion of the net operating loss carryovers begin expiring in 2020. The valuation allowance decreased by approximately $290,000 and decreased by approximately $37,000 as of December 31, 2005 and 2004, respectively.
NOTE 6 — RELATED PARTY TRANSACTIONS
On January 17, 2003, the Company executed a Purchase and Sale Agreement that was negotiated at arms-length, with Tower Colombia Corporation, a Colorado corporation (“TCC”), and North Finn, LLC, a Wyoming limited liability company (“North Finn”), to acquire an undivided 50% working interest in the Wyoming Krejci Project, the Montana Bear Creek Project and in and to certain coalbed oil and gas leases in the Powder River Basin of Wyoming and the Big Horn Basin of Montana. Subsequent to the acquisition of the oil and gas leases, Patrick D. O’Brien, President of TCC, was appointed Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. O’Brien continued to serve as President of TCC until the merger with TCC, which occurred on April 21, 2005. Also on January 17, 2003, TCC, North Finn and the principals of each entity entered into a Participation and Management Agreement with the Company, in which they agreed to provide the Company with operational and management services at no cost and agreed to grant the Company the right to participate, on an equal basis, in any financing transaction regarding an oil and/or gas exploration and/or production asset, or acquisition or disposition of oil and/or gas exploration and/or production assets that becomes available to them. The Participation and Management Agreement expired on January 16, 2005.
On March 23, 2005, the Company signed a letter of intent to acquire 100% of the outstanding common stock of TCC in exchange for 5.8 million shares of restricted common stock and on April 21, 2005, the Company completed the acquisition of TCC. In conjunction with the merger, Pat O’Brien continues in his role as Chief Executive Officer and as Chairman of the Company. Bob Solomon, formerly Vice President of TCC, became the Company’s Vice President and is responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, formerly Vice President of TCC, continues his role as one of the Directors of the Company and also became Vice-President. Mr. Tholstrom is responsible for oil and gas operations. The Company obtained a fairness opinion from an independent investment banking firm prior to closing.
Also, on March 23, 2005, the Company approved and entered into an agreement with TCC pursuant to which TCC provides, effective as of January 17, 2005, certain management services, including, but not limited to, human resource management, asset management services, and accounting and data management services for a monthly management fee of $30,000. The Company paid TCC a total of $90,000 pursuant to this agreement from the period January 16, 2005 through the April 21, 2005. This management services agreement terminated on April 21, 2005, the closing date of the merger between the Company and TCC. In addition to the management fee paid to TCC, during 2005, the Company also reimbursed TCC for its share of costs relating to oil and gas operations of $2,888 and for payroll related costs of $66,643. During 2004, the Company paid TCC a total of $232,088 its share of oil and gas and administrative related expenses.
The Company also paid a total of $75,416 and $24,504, respectively, for 2005 and 2004, to Tower Energy Corporation (“TEC”) primarily for its share of the office lease where the Company shares office space with TCC and TEC. Patrick D’ O’Brien and Bob Solomon each own 50% of TEC.

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.
The Company has a sublease agreement, and shares common office space with Tower Energy Corporation, a related entity, for rent of its general corporate office facilities. Rental expense for operating leases was $55,777 and $24,504 for the years ended December 31, 2005 and 2004, respectively. In March 2006, the Company signed an amendment to the lease agreement whereby the Company will lease and occupy new office space starting in May 2006. Upon occupying the new office space, all rights and obligations of and to Tower Energy Corporation will terminate, and the Company will become the Tenant under the lease.
The Company is obligated to pay the following minimum future rental commitments under the noncancelable operating lease:

Office Lease Obligations	Year	Amount
	2006	$115,065
	2007	149,142
	2008	152,564
	2009	155,986
	Thereafter	266,711
In conjunction with the Company’s working interests in undeveloped oil and gas prospects, the Company must pay approximately $173,841 in delay rentals during the fiscal year ending December 31, 2006 to maintain the right to explore these prospects. The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.
In addition to the delay rental payments, the Company’s Douglas Project acreage is controlled through an exploration agreement that provides for the right to pursue exploration and developmental activities within this acreage block. The Company must pay its 90% share of $1,500,000 in acquisition costs on or before June 1, 2006 in order to acquire these leases.
NOTE 8 — SUBSEQUENT EVENTS
On January 5, 2006, the Company entered into a participation agreement with North Finn LLC (“North Finn”) whereby North Finn has the right to acquire 2,900,000 shares of the Company’s common stock in exchange for assignment of 60% of their ownership interest in areas jointly owned undeveloped oil and gas leases. Under the agreement, the Company will fund 60% of North Finn’s future lease, drilling and other project related capital obligations in jointly owned project areas, in order to earn 60% of North Finn’s interest in that particular lease or well,

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

including offset locations. The Company paid $535,000, and reimbursed approximately $976,000 to North Finn for 60% of all project related costs that North Finn has incurred in jointly owned project areas after the effective date of August 1, 2005. The Company and North Finn each has the right, during specified time periods, to trigger the transfer to the Company by North Finn of 60% of North Finn’s interests in any unearned project areas in which the Company already has an interest, and a simultaneous issuance by the Company to North Finn of 2,900,000 restricted shares of its common stock. North Finn can require that this exchange occur at any time on or before July 31, 2012, and the Company can require that the exchange occur at any time beginning August 1, 2010 and ending July 31, 2012. If the exchange occurs and the Company receives the 60% interest from North Finn, the Company will not earn or fund any additional interests in the North Finn acreage under this agreement. In many of the joint project areas, North Finn owns a 25% working interest and the Company owns a 75% working interest.
On March 14, 2006, the Company announced a joint venture agreement with Turnkey E&P Corporation, a wholly owned subsidiary of Calgary, Alberta based Turnkey E&P Inc., to drill the next two wells, with the option for a third well, at the Company’s Fetter Project. Under the terms of the agreement, Turnkey will operate and pay for 60% of the costs before casing point and 40% of the costs after casing point in order to earn a 40% working interest in the first two wells and in the 640 acre spacing unit surrounding each well. The Company will pay for 27% of the costs before casing point and 40.5% of the costs after casing point and will retain a 40.5% working interest in these two initial wells.
On March 17, 2006 the Company signed a drilling and participation agreement with Brigham Oil & Gas, L.P., a wholly-owned subsidiary of Austin Texas based Brigham Exploration Company, to participate in the initial drilling on the Krejci project. Under the terms of the agreement, Brigham will fund 100% of the drilling and completion costs, (including surface oil production facilities), of a two well horizontal drilling program. Brigham will carry the Company for its 45% ownership in all drilling and completion costs. Brigham will own a 50% interest in each of the first two wells, the Company will own 45% and North Finn, LLC will own the remaining 5%. The first well is scheduled to commence drilling prior to July 1, 2006, subject to securing an appropriate drilling rig, with the second well to commence within 120 days from rig release of the first.
On March 31, 2006, the Company sold its ownership interest in its Big Sky project for cash of $11,500,000. As a result of this sale, the Company’s oil and gas production and revenues are expected to significantly decrease until such time as the Company is able to establish production and revenues from its other oil and gas projects.
NOTE 9 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
The information presented below regarding the Company’s oil and gas reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.
Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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
Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2005 and 2004 are as follows:

December 31, 2005	Oil (BBLS)	Gas (MCF)
Beginning of year	321,710	346,270
Revisions of Previous quantity estimates	1,314	(149,409)
Extensions, discoveries and improved recoveries	310,667	284,434
Sales of reserves in place	—	(43,585)
Production	(78,989)	(59,497)

End of year	554,702	378,213

Proved developed reserves-end of year	320,698	307,000

December 31, 2004	Oil (BBLS)	Gas (MCF)
Beginning of year	70,900	1,526,800
Revisions of Previous quantity estimates	(33,513)	190,853
Extensions, discoveries and improved recoveries	320,577	149,248
Sales of reserves in place	(23,405)	(1,471,666)
Production	(12,849)	(48,965)

End of year	321,710	346,270

Proved developed reserves-end of year	147,205	216,867

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED OIL AND GAS RESERVES
Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

	December 31, 2005	December 31, 2004
Future cash inflows	$35,159,955	$15,565,592
Future costs:
Production	(5,768,802)	(2,842,441)
Development	(2,825,307)	(1,972,604)
Future income tax expense	(706,000)	(696,000)

Future net cash flows	25,859,846	10,054,547
10% discount factor	(12,149,916)	(4,622,428)

Standardized measure of discounted future net cash flows	$13,709,930	$5,432,119

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
Beginning balance	5,656,119	$2,839,143
Sales and transfers of oil and gas produced	(4,466,663)	(665,781)
Net (decrease) in prices and production costs	3,842,601	(13,457)
Sales of minerals in place	(135,472)	(2,065,395)
Extensions and discoveries	7,263,253	4,974,807
Changes in estimated future development costs	1,633,142	(93,061)
Revisions in previous quantity estimates	(587,460)	(8,975)
Accretion of discount	565,612	283,914
Change in income taxes	135,000	(224,000)
Change in rates of production and other	(196,202)	404,924

Ending balance	13,709,930	$5,432,119

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs (including the estimated asset retirement obligation) are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the present value of the Company’s oil and gas properties.

Exhibit Index

Exhibit No.	Description
2(1)*	Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3(i)*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.)

3(ii)*	Amendment to Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2003.)

3(iii)*	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3(iv)*	Bylaws of the Company (as revised on December 12, 2002). (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

3(v)*	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

4(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

4(ii)*	Form of Warrant Certificate issued as part of the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

4(iii)*	Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

10(i)*	January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company’s Form 8-K, filed on February 3, 2003.)

10(ii)*	January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company’s Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10(iii)*	Model Form Operating Agreement dated February 18, 2003. (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

10(iv)*	Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

Exhibit No.	Description
10(v)*	Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(vi)*	Employment Agreement between the Company and Bobby G. Solomon dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(vii)*	Employment Agreement between the Company and Kendell V. Tholstrom dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(viii)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006.

14(i)*	Code of Ethics. (Incorporated by reference from Exhibit 14(i) to the Company’s Form 10-KSB for the fiscal year ending December 31, 2003, filed on April 14, 2004).

23(i)	Consent from Ryder Scott Petroleum Consultants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.