Form 10-Q
period 2006-06-30
AMERICAN OIL & GAS INC
filed 2006-08-11
CIK 1120916

United States Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-31547
AMERICAN OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0451554

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 17th Street, Suite 2400, Denver, CO	80265

(Address of principal executive offices)	(Zip Code)
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
The total shares of $.001 Par Value Common Stock outstanding at August 11, 2006 was 36,838,659.

AMERICAN OIL & GAS, INC.
FORM 10-Q
INDEX

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,
	(UNAUDITED)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$13,043,189	$6,022,822
Short-term investments (Note 5)	4,280,000	—
Trade receivables	698,492	1,481,543
Receivable for sale of oil and gas properties	3,699,312	—
Inventory	40,904	40,904
Advances and prepaid expenses	257,649	799,960

Total Current Assets	22,019,546	8,345,229

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $16,879,763 at 6/30/06 and $14,353,614 at 12/31/05)	19,792,839	22,731,887
Other property and equipment	187,135	68,023

Total property and equipment	19,979,974	22,799,910
Less accumulated depreciation, depletion and amortization	(2,102,402)	(1,596,246)

Net property and equipment	17,877,572	21,203,664

Investment in Equity Securities (Note 5)	1,610,000	—

Other assets	10,000	—

	$41,517,118	$29,548,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$395,240	$954,544
Deferred income taxes	1,546,043	—
Preferred dividends payable	474,903	479,342

Total current liabilities	2,416,186	1,433,886

LONG TERM LIABILITIES
Asset retirement obligations	112,267	117,011
Deferred income taxes	3,237,094	157,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value, authorized 400,000 shares Issued and outstanding — 250,000 shares at 6/30/06 and 12/31/2005. Redemption value of $13,974,903 at 6/30/06; $13,979,342 at 12/31/05	250	250
Common stock, $.001 par value, authorized 100,000,000 shares; Issued and outstanding — 36,724,209 shares at 6/30/06, 36,476,202 at 12/31/05	36,724	36,476
Additional paid-in capital	30,233,755	28,605,737
Deferred compensation	(71,820)	—
Retained earnings/(accumulated deficit)	3,522,342	(801,467)
Accumulated other comprehensive income	2,030,320	—

	35,751,571	27,840,996

	$41,517,118	$29,548,893

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Oil and gas sales	$259,033	$1,239,042	$1,829,885	$1,925,769
Service fee	1,530,000	—	1,530,000	—

	1,789,033	1,239,042	3,359,885	1,925,769

OPERATING EXPENSES
Lease operating	66,389	57,400	167,580	94,503
General and administrative	758,749	665,303	1,831,319	1,132,010
Depletion, depreciation and amortization	313	374,569	506,156	519,058

	825,451	1,097,272	2,505,055	1,745,571

INCOME FROM OPERATIONS	963,582	141,770	854,830	180,198
OTHER INCOME
Gain on sale of oil and gas properties (Note 4)	2,955,616	—	7,210,470	—
Investment income	137,929	17,642	170,527	40,876

	3,093,545	17,642	7,380,997	40,876

INCOME BEFORE INCOME TAXES	4,057,127	159,412	8,235,827	221,074

Income tax expense (reduction)-current	(296,251)	—	—	—
Income tax expense-deferred	1,996,663	—	3,376,457	—

NET INCOME	2,356,715	159,412	4,859,370	221,074

Less dividends on preferred stock	(269,260)	—	(535,561)	—

NET INCOME TO COMMON STOCKHOLDERS	$2,087,455	$159,412	$4,323,809	$221,074

NET INCOME PER COMMON SHARE —BASIC	$0.06	$0.00	$0.12	$0.01

NET INCOME PER COMMON SHARE — DILUTED	$0.06	$0.00	$0.12	$0.01

Basic Weighted Average Common Shares Outstanding	36,687,937	34,437,740	36,654,267	32,171,810

Diluted Weighted Ave. Common Shares Outstanding	37,270,724	34,942,411	37,237,054	32,613,195

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,323,809	$221,074
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of oil & gas properties	(7,210,470)	—
Deferred income taxes	3,376,457	—
Depletion, depreciation and amortization	506,156	516,971
Share-based compensation	885,467	143,883
Deferred compensation	35,910	141,250
Accretion of asset retirement obligation	1,787	1,025
Changes in current assets and liabilities, net of effects of property acquisitions and divestitures:
Decrease (increase) in receivables	783,051	(866,554)
(Increase) in short-term investments, net of unrealized gains	(1,000,000)	—
Decrease in advances and prepaid expenses	542,311	22,406
Increase in accounts payable and accrued liabilities	305,627	838,877

Net cash provided by operating activities	2,550,105	1,018,932

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and gas properties	14,224,712	—
Cash paid to acquire oil and gas properties	(8,650,407)	(3,605,708)
Cash paid for office equipment and office lease improvements	(119,112)	(1,371)
Investment in Equity Securities (Note 5)	(1,610,000)	—
Cash paid for drilling bond deposit	(10,000)	—

Net cash (used) provided by investing activities	3,835,193	(3,607,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid in shares of common stock	540,000	(18,864)
Proceeds from exercise of common stock warrants	95,069	152,600
Cash received from acquired company	—	1,795

Net cash provided by financing activities	635,069	135,531

NET (DECREASE) INCREASE IN CASH	7,020,367	(2,452,616)
CASH, BEGINNING OF PERIODS	6,022,822	5,251,889

CASH, END OF PERIODS	$13,043,189	$2,799,273

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$170,000	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Property sales proceeds in the form of a receivable	$3,699,312	$—
Stock issued for acquired company	$—	$656,833
Stock and share based compensation	$885,467	$306,205
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
Notes to Consolidated Financial Statements
(UNAUDITED)
June 30, 2006
     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. The terms “Company”, “American”, “we”, “us”, “our” and terms of similar import refer to American Oil & Gas, Inc. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the entire year.
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
     CASH EQUIVALENTS — For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 2006, there were no cash equivalents. At June 30, 2006, $693,450 of our cash balance is designated to the drilling, completion and connection of oil and gas wells in our Krejci oil project located in Niobrara County, Wyoming.
     SHORT-TERM INVESTMENTS — Short- term investments consist of (i) readily marketable securities expected to be sold within one year and (ii) unregistered securities expected to be readily marketable and sold within one year. Short-term investments are carried at fair value. For investments bought and held principally to sell short-term, changes in fair value are reflected in current income. For other short-term investments, referred to as “available-for-sale,” changes in fair value are reflected, net of related deferred income taxes, in Other Comprehensive Income in the Equity section of the Balance Sheet. If an available-for-sale investment has a net unrealized loss that is considered permanent, such loss is recognized in the current income statement.

     OIL AND GAS PROPERTIES — We follow the full cost method of accounting for oil and gas operations. Under this method, all costs related to the exploration for, and development of, oil and gas reserves are capitalized on a country-by-country basis. Costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such application of sales proceeds would significantly alter the cost amortization rate.
     As discussed in Note 4, on March 31, 2006 we sold a property having approximately 88% of our proved reserves and recorded a gain on the sale of $4.25 million ($2.56 million, net of tax). As is consistent for full cost accounting companies, the related revenues and expenses associated with the property sold has been reflected as continuing operations.
     DEPLETION, DEPRECIATION AND AMORTIZATION — Capitalized costs of oil and gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by country using the unit-of-production method based upon estimated proved oil and gas reserves. The costs of properties not yet evaluated are not amortized until evaluation of the property. For amortization purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. For interim financial reporting during a fiscal year, amortization is on the year-to-date basis.
     CEILING TEST — Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying period-end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Should this comparison indicate an excess carrying value, the excess is charged to earnings.
     REVENUE RECOGNITION AND GAS BALANCING — We recognize oil and gas revenues from our interests in producing wells as oil and gas is produced and sold from these wells. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of June 30, 2006 and 2005, our gas production were in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.
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
     SHARE BASED COMPENSATION — As of January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” as discussed in Note 2.
     INCOME TAXES — In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For interim financial reporting during a fiscal year, current and deferred tax provisions are based on projected effective tax rates for the full year applied to the pre-tax income for the interim period, whereby the deferred tax assets and liabilities at the end of an interim period are impacted by their projected balances for the year-end.
     ASSET RETIREMENT OBLIGATION — In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to well plugging, equipment dismantlement and removal, site reclamation and similar activities of our oil and gas properties.
     We have adopted the provisions of SFAS 143 to record the ARO associated with each well in which we own an interest on the date such obligation arose. Accretion of the ARO on wells from which production has commenced has been calculated using the estimated life of the wells based on a reserve study prepared by an independent reserve engineering firm. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The table below provides reconciliations of our asset retirement obligation liability:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Beginning asset retirement obligation	$110,245	$42,461	$117,011	$40,702
Liabilities incurred	1,212	902	1,212	1,636
Reduction in liability from sold properties	—	—	(7,745)	—
Accretion	810	1,062	1,789	2,087

Ending asset retirement obligation	$112,267	$44,425	$112,267	$44,425

     NET EARNINGS (LOSS) PER SHARE — Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
     The following table summarizes the calculations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income to common stock holders	$2,087,455	$159,412	$4,323,809	$221,074
Adjustments for dilution	—	—	—	—

Net income adjusted for effects of dilution	$2,087,455	$159,412	$4,323,809	$221,074

Basic Weighted Ave. Common Shares Outstanding	36,687,937	34,437,740	36,654,267	32,171,810
Add dilutive effects of options and warrants	582,787	504,671	582,787	441,385
Add dilutive effects of convertible preferred stock	—	—	—	—

Diluted Weighted Ave. Common Shares Outstanding	37,270,724	34,942,411	37,237,054	32,613,195

Net income per common share — basic	$0.06	$0.00	$0.12	$0.01
Net income per common share — diluted	$0.06	$0.00	$0.12	$0.01

RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for annual periods beginning after December 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. We have adopted SFAS 123(R) as of January 1, 2006 as discussed in Note 2.
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the instrument’s form. SFAS 155 allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is required for all financial instruments acquired or issued by the Company after 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our financial statements for 2006.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets,” which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities to be initially measured at fair value. Adoption is required as of January 1, 2007. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our financial statements for 2006.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). It will be effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. We have not yet determined FIN 48’s potential impact on our consolidated financial statements.

Note 2 — Stock Options and Share-Based Compensation
     Under our 2004 Stock Option Plan (the “Plan”), stock options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Options may be granted to key employees and other persons who contribute to our success. We have reserved 2,500,000 shares of common stock for the plan. At June 30, 2006, options to purchase 531,990 shares were available to be granted pursuant to the Plan.
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
     Under the modified prospective transition method, results for prior periods have not been restated, and compensation costs recognized in the six-month period ended June 30, 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     The adoption of SFAS 123(R) resulted in share-based compensation expense for the three-month and six-month periods ended June 30, 2006 of $340,581 and $885,467, respectively. This expense reduced basic and diluted earnings per share by $0.01 and $0.02 for the three-month and six-month periods ended June 30, 2006.
     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The following assumptions were used for the significant options granted in the six-month period ended June 30, 2006 and June 30, 2005:

	June 30, 2006	June 30, 2005
Expected option life (in years)	5-8	5
Expected volatility over option life	33% – 63%	57.78 – 70.70%
Risk-free interest rate	4.5% – 5.2%	3.09 – 3.36%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%
     The expected five-year annual volatility of 33% for options granted in the second quarter of 2006 is lower than the 45% to 70% twelve-month historical volatility in our common stock and gives consideration to (a) a 35% average expected volatility most recently disclosed before the option grant date by five other

Denver-based public oil and gas exploration companies for similar expected option lives, (b) a 32% average expected volatility most recently disclosed before the option grant date by two very large public oil and gas exploration companies for 4 to 6 year expected lives, and (c) our policy at the time of grant of prohibiting company officers, such as the Option holder, from buying or selling our common stock within blackout periods of two days before a quarter ends until two trading days after the related Form 10-Q or Form 10-K is filed. The blackout policy reduces an option holder’s ability to profit from high volatility in the price of the common stock.
     Pro-Forma Stock-Based Compensation Expense for the Quarterly and Six-Month Periods Ended June 30, 2005
     For 2005 we applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted in 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized for options granted to employees. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts for the three-month and six-month periods ended June 30, 2005:

	Three-month	Six-Month
	Period	Period
Net income to common stockholders, as reported	$159,412	$221,074
Add stock-based compensation included in reported net income	134,375	153,691
Deduct stock-based compensation determined under fair value method	(340,259)	(392,174)

Pro forma net income	$(46,472)	$(17,409)

Net income per common share — basic and diluted
As reported	$0.00	$0.01
Pro forma	$0.00	$0.00

Net income per common share — diluted
As reported	$0.00	$0.01
Pro forma	$0.00	$0.00
     Stock Options as of the Quarterly Period Ended June 30, 2006
     The following table summarizes stock options outstanding and changes during the six-month period ended June 30, 2006:

		Wgtd. Average
	Number of shares	Exercise Price
Options outstanding at December 31, 2005	1,459,010	$2.94
Granted	509,000	$4.80
Less Exercised	(21,340)	$3.27
Less Canceled or forfeited	—	—

Options outstanding at June 30, 2006	1,946,670	$2.79
Options exercisable at June 30, 2006	898,668	$2.52

     The following table presents additional information related to the options outstanding at June 30, 2006:

			Weighted average
Exercise price	Number of shares		remaining contractual
per share	Outstanding	Exercisable	life (years)
$1.25	403,000	403,000	3.7
2.38	100,000	75,000	4.5
2.48	90,000	60,000	4.5
3.27	10,670	10,670	3.9
3.66	750,000	249,998	6.3
4.30	9,000	—	6.4
4.57	9,000	—	6.6
4.65	250,000	50,000	9.6
4.95	250,000	50,000	10.0
5.80	75,000	—	6.2

	1,946,670	898,668

Wgtd. Ave. remaining contractual life	6.5 years	5.2 years
Aggregate intrinsic value	$4,681,046	$2,403,153
Total grant date fair value of share options granted during the quarter ended June 30, 2006 was $473,218. Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was $2,177,950, which is expected to be recognized over a weighted average period of approximately 6.2 years. There were 21,340 options exercised in the three-month period ended June 30, 2006.
Note 3 — Income Taxes
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
     We were not required to pay federal income taxes for 2005 because of the generation of net operating losses from operations and drilling activities. At December 31, 2005, we had a $7.3 million net operating loss carryforward. At March 31, 2006, we had anticipated paying income tax in 2006 and recorded a $296,251 income tax provision for the quarter ended March 31, 2006. We now anticipate not being required to pay income taxes for 2006 due to the utilization of the carryforward and the allowed deduction of US intangible well costs expected to be incurred in 2006. We are exempt from paying Alternative Minimum Tax in 2006. Accordingly, for the three-month and six-month periods ended June 30, 2006, our current portion of income tax expense was a negative $296,251 and $0, respectively.
     We recorded deferred income tax provisions of $1,996,663 and $3,376,457 for the three –month period and six-month period ended June 30, 2006, respectively. The provisions were based on a projected effective tax rate of 41% for the 2006 taxable year. The estimated combined statutory rate is 38.1% for federal and state income taxes.

     A reconciliation of the deferred tax provision with the deferred income tax liability accounts is provided below:

	Net Deferred Income Tax
	Liability
	Current	Long-term
Balance as of December 31, 2005	$—	$157,000
Add deferred income tax provision, six months ended 6/30/06	296,363	3,080,094
Deferred taxes on unrecognized gain reflected in other comprehensive income (See Note 5.)	1,249,680

Balance as of June 30, 2006	$1,546,043	$3,237,094

Note 4 — Property and Equipment
     Property and equipment at June 30, 2006 consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$16,879,763
Evaluated costs (including $97,562 in asset retirement costs)	2,913,076

19,792,839
Furniture and equipment	187,135

19,979,974
Less accumulated depreciation, depletion and amortization	(2,102,402)

Property and equipment	$17,877,572

     On March 31, 2006, we sold our interest in the Big Sky project, which at the time of sale represented approximately 95% of our oil and gas production revenue and approximately 88% of our proved oil and gas reserves and their standardized measure. The contract sales price was $11.5 million and the effective date of the sale was February 1, 2006.
     In April 2006, we sold our 8,653 net acres in unproved Montana leases referred to as the Bear Creek prospect. Our lease interests were sold to privately owned MAB Resources in exchange for a convertible $1,080,000 note from GSL Energy Corp., a private affiliate of MAB Resources. That same month we converted the note into 2,160,000 shares of GSL common stock. In May 2006, GSL merged into a publicly-traded company whereby at June 30, 2006 we owned (in lieu of the $1,080,000 note receivable) 2,160,000 unregistered shares of the merged company Digital Ecosystems Corp. See Note 5.
     In May 2006 we sold to Teton Energy Corporation for $6.2 million a 25% working interest in our Goliath project. The project consisted of unproved leases of approximately 58,000 gross acres in the Williston Basin of North Dakota. Teton paid us $2.46 million in cash at closing and Teton must pay an additional $3.69 million payable on the earlier of May 31, 2007 or as and to the extent of our costs in drilling and completing the project’s first two wells, scheduled to begin this fall.

     The reconciliations of the gains on the sales are as follows:

	Big Sky	Bear Creek	Goliath	Totals
Contract sales price	$11,500,000	$1,080,000	$6,165,520	$18,745,520
Effective date adjustments	(821,496)	0	0	(821,496)

Adjusted sales price	10,678,504	1,080,000	6,165,520	17,924,024
Allocated capitalized costs using the relative fair market value method required under full cost accounting	(6,423,650)	(639,443)	(3,650,461)	(10,713,554)

Recognized gains on sales of oil and gas properties	$4,254,854	$440,557	$2,515,059	$7,210,470

Note 5 — Service Fee Revenue and Short-term Investments
     In April 2006, we took a $1,530,000 convertible note from GSL Energy Corp. as a Service Fee under an October 2005 agreement with MAB Resources to receive a $1,530,000 Finder’s Fee upon successfully assisting MAB Resources in acquiring additional Montana lease acreage that was not suitable for our acreage portfolio. As we did with the $1,080,000 convertible note discussed in Note 4, we converted the $1,530,000 note into 3,060,000 shares of GSL common stock at $0.50 per share, which was subsequently exchanged on May 12 for 3,060,000 shares of unregistered shares in common stock of publicly held Digital Ecosystems Corp. (“DEC”).
     At June 30, 2006, we owned 5,220,000 unregistered DEC shares. These shares are approximately 2% of the DEC shares outstanding at June 30, 2006. Registered shares of DEC common stock are traded on a US over-the-counter bulletin board under the symbol DGEO. The stock price approximated $2.14 per share on June 30, 2006 and $2.15 on August 9, 2006. Our investment is available for sale but absent DEC’s registration of the stock, we reasonably expect that only 2,000,000 shares will be sold by June 30, 2007 (under Rule 144 exemption from registration) and the remainder sold by the end of 2007. AOG’s president is a director of a publicly traded company, Falcon Oil & Gas, whose president and largest shareholder is also the largest shareholder of DEC and the majority owner of MAB Resources. However, we do not believe that relationship provides AOG with significant influence in the management of DEC.
     The 2,000,000 shares reasonably expected to become exempt from registration and sold by June 30, 2007 are shown on the consolidated balance sheet as short-term investments available for sale. In accordance with Statement of Financial Accounting Standards No. 115, unregistered shares that are reasonably expected to be sold within one year are recorded at the trading price of registered, marketable shares at June 30, 2006. Therefore, the 2,000,000 shares acquired for $1,000,000 are carried at $4,280,000 at June 30, 2006. The $3,280,000 gain is unrealized and is recorded (net of $1,249,680 related deferred income taxes) as a $2,030,320 increase in Accumulated Other Comprehensive Income in the Equity section of our June 30, 2006 consolidated balance sheet. The other 3,220,000 DEC shares are recorded as a long-term investment at their cost of $1,660,000 at 50 cents per share. The realized sales price from our future sales of the 5,220,000 DEC shares may vary materially from the $2.14 per share price at June 30, 2006.
Note 6 — Common Stock
     The following material changes occurred during the three-month period ended June 30, 2006 with regard to our common stock and other comprehensive income:
•	Other Comprehensive Income of $2,030,320 was recorded for the net unrealized gain on short-term investment available for resale as explained in Note 5.

•	Additional paid-in capital increased by $217,296 for the period’s share-based compensation relating to stock options granted before June 30, 2006.

•	Shares outstanding increased by 48,745 shares and additional paid-in capital increased by $193,045 relating to shares issued for services and the exercise of stock options.
     The following transactions occurred in the three-month period ended March 31, 2006 with regard to our common stock:
•	We issued 23,200 shares of common stock resulting from a warrant exercise at $1.09 per share and received proceeds of $25,288.

•	Common stock warrants were exercised for issuance of 11,600 shares of common stock at $0.75 per share. The terms of the warrants provided for a cashless exercise and 1,916 shares were used to exercise the warrants at the market price of $4.54 per share, resulting in issuance of a net amount of 9,684 shares of common stock.

•	We issued a total of 27,000 shares of common stock to a consulting firm who is assisting us with our investor relations program. The firm vests ownership of these shares at the rate of 1,500 shares per month through June 2007. We have recorded $107,730 as deferred compensation associated with these shares and we included $17,955 in investor relations expense for the quarter ended March 31, 2006.

•	We paid a total of 10,000 shares of restricted common stock to our Vice-President of Land as an additional component of his initial employment. We valued these shares at $4.65 per share, which was the closing price of our common stock on the date of payment, and charged $46,500 to compensation expense.

•	In conjunction with our Series AA Convertible Preferred Stock, we are required to pay an 8% dividend on a semi-annual basis. We can make the dividend payments in cash or equivalent shares of our common stock, at our discretion. During the quarter ended March 31, 2006, we paid a semi-annual dividend payment of $540,000 by issuing 130,378 common shares, which shares were valued at $4.14 per share in accordance with methodology prescribed in the Certificate of Designation of Rights, Preferences and Privileges of Series AA Preferred Stock.
Note 7 — Preferred Stock
            At June 30, 2006 there are a total of 250,000 shares of Series AA Convertible Preferred Stock (“Preferred Stock”) outstanding. We are obligated to pay an 8% annual dividend ($1,080,000) on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion. Each share of Preferred Stock is convertible into nine shares of common stock for a total of 2,250,000 shares, which is a conversion rate of $6.00 per share.
     The Preferred Stock automatically converts into common stock on July 22, 2008, or anytime sooner at the discretion of the preferred holders. We can require conversion of the Preferred Stock if the daily weighted average trading price of our common stock averages at least $9.00 for 25 consecutive trading days.
Note 8 — Related Party Transactions
            During the three-month and six-month periods ended June 30, 2006, we reimbursed Tower Energy Corporation (“TEC”) for our share of administrative related expenditures in the amount of $3,061 and $47,207, respectively. These expenditures were reimbursed at actual cost and did not include any mark-up. Patrick O’Brien, our Chief Executive Officer and Chairman, and Bob Solomon, a Vice-President, each owns 50% of TEC.
            On April  21, 2005, we acquired, through a merger, 100% of the outstanding common stock of Tower Colombia Corporation (“TCC”) in exchange for 5.8 million shares of our restricted common stock. Patrick O’Brien, our Chief Executive Officer and Chairman, Kendell Tholstrom, vice-president and director, and Bob Solomon, vice-president each owned 1/3 rd of TCC prior to our acquisition of TCC. In conjunction with the merger, Pat O’Brien continues in his role as Chief Executive Officer and as Chairman of American. Mr. O’Brien was the president of TCC. Bob Solomon, formerly Vice President of TCC, became Vice President of American and is responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, formerly Vice President of TCC, continues his role as a Director of American, and became Vice-President of American. Mr. Tholstrom is responsible for oil and gas operations. Prior to closing, we obtained a fairness opinion concerning the terms of the merger from an independent investment banking firm.

Note 9 — Commitments and Contingencies
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
     Our critical accounting policies (the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments) are outlined in our notes to financial statements.
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

Fetter Prospect and the Greater Douglas Project Area — Powder River Basin, Wyoming
     On July 6, 2006, we commenced the first of a two-well drilling program at our Fetter project with drilling operations on the State 4-36-H well, located in Converse County, Wyoming. This program is a continuation of our initial drilling from 2005, when we drilled the Sims 16-26 and the Hageman 16-34 wells. The current drilling program combines casing drilling with under-balanced horizontal drilling technologies.
     The other participants in the State 4-26 well are North Finn LLC and Turnkey E&P Corporation (“Turnkey”). On March 14, 2006, we announced a joint venture agreement with Turnkey, a wholly owned subsidiary of Calgary, Alberta based Turnkey E&P Inc., to drill these next two wells, with the option for a third well, at our Fetter project. Turnkey will operate these wells and will apply casing drilling technology through the use of one of their four purpose-built casing drilling rigs.
     Casing drilling utilizes the actual steel casing as the drilling string, versus drilling with drill pipe, and installs the casing in the well bore while drilling. This process has been shown to reduce, overcome or eliminate the risk of well bore collapse, stuck pipe, lost circulation and other well control issues in many applications and is currently being used as the method of choice in a number of field development programs. Cost savings can be another potential benefit of using casing drilling, as the possibility exists of eliminating one or more casing strings. Casing drilling can be used in conjunction with both underbalanced horizontal drilling technology as well as conventional vertical drilling.
     Under the terms of the agreement, Turnkey will operate and pay for 60% of the costs before casing point and 40% of the costs after casing point in order to earn a 40% working interest in the first two wells and in the 640 acre spacing unit surrounding each well. We are paying for 36% of the costs before casing point and 54% of the costs after casing point and we retained a 54% working interest in these two initial wells.
     Upon mutual agreement, a third test well may be drilled on a non-promoted basis, in order to further evaluate the casing drilling technology. Should a third test well be drilled, Turnkey would pay 30% of the costs and would earn a 30% working interest and we would pay 63% of the costs and would retain a 63% working interest.
     If certain drilling criteria are met on these initial test wells, Turnkey has the option to purchase a 15% working interest in the Fetter acreage block, encompassing the approximate 51,000 gross acres, for approximately $750,000. If Turnkey exercises its option, our existing 67.5% working interest would be reduced by 13.5%, to 54%, and our share of the $750,000 payment would be approximately $675,000.
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
Krejci Oil Project (Powder River Basin, Wyoming)
     We commenced drilling operations at our Krejci project by spudding the first of a two well horizontal drilling program on July 26, 2006. The Krejci Federal 3-29 well, located in Niobrara County, Wyoming, is the first of two currently planned wells to be drilled in the Krejci AMI project area where we control an approximate 90% working interest in over 63,000 gross acres. Both wells are designed to be horizontal tests of the 7,500 foot deep Mowry shale formation. Austin, Texas based Brigham Exploration Company will participate in and operate the two-well program.

     Under the terms of the agreement, Brigham will fund 100% of the drilling and completion costs of the initial two well horizontal drilling program. Brigham will carry American and North Finn, LLC for our respective 45% and 5% shares of all drilling and completion costs. Brigham will own a 50% interest in each of the first two wells with American owning 45% and North Finn owning 5%. Upon completion of the two well program, plus an additional $1 million of capital expenditures in the AMI project area by Brigham, Brigham will earn 50% of our 90%, and 50% of North Finn’s 10% working interests in the entire project AMI.
     We anticipate that the Krejci Federal 3-29 well could take 30 to 45 days to drill and evaluate at a total cost of between $3 million to $3.5 million. The second well is currently expected to commence within 120 days from rig release of the first. Any subsequent wells will be operated by either American or Brigham, depending on their location within the project area, and will be funded and owned on the basis of American 45%, Brigham 50% and North Finn 5%.
Goliath Project, Williston Basin, North Dakota
     The Goliath project targets the middle member of the Bakken Formation in an emerging horizontal drilling play in the North Dakota, Williston Basin. On May 5, 2006, we sold a third of our 75% working interest in this project to Teton Energy Corporation for cash of $2.46 million and a commitment from Teton to pay $3.70 million of our share of drilling and completion costs in initial wells. We currently own approximately 29,000 net acres in the Goliath project, and expect to commence drilling our first multi-lateral horizontal well by early September 2006.
Big Sky Project, Williston Basin, Montana
     On March 31, 2006, we sold (effective February 1, 2006) our ownership interest in our Big Sky project for a contract price of $11,500,000. After effective date adjustments, we received cash proceeds at closing of $10,678,504. The Big Sky project is a horizontal drilling program targeting the Mississippian Bakken Formation in the Elm Coulee field in Richland County, Montana. We sold our interests in approximately 1,660 net undeveloped acres, approximately 1,410 net developed acres, and 25 gross (approximately 1.11 net) producing wells at our Big Sky project. The Big Sky project did not account for any of the oil and gas production and revenues for the quarter ended June 30, 2006. At the time of sale, the Big Sky production did account for approximately 95% of our oil and gas production and revenues and 88% of our proved reserves. As a result of the sale, we will not have any significant production revenue unless and until we are able to establish commercial production
Bear Creek Coal Bed Methane Prospect (Big Horn Basin, Montana)
     During the quarter ended June 30, 2006, we sold our entire ownership interest in our Bear Creek Project to MAB Resources and received a convertible note in the amount of $1,080,000. Subsequent to closing, the note was converted into 2,160,000 shares of restricted common stock of GSL Energy Corporation, which is now Digital Ecosystems Corp. Digital Ecosystems is a publicly traded company that trades on the US electronic bulletin board under the ticker symbol “DGOE.”

Results of Operations
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. It also should be read in conjunction with the financial statements and notes thereto included in this report.
The Quarter Ended June 30, 2006 Compared with the Quarter Ended June 30, 2005
     We recorded net income attributable to common stockholders of $2,087,455 (six cents per common share, basic and diluted) for the quarter ended June 30, 2006, as compared to net income attributable to common stockholders of $159,412 (no cents per common share, basic and diluted) for the quarter ended June 30, 2005. Included in the net income for 2006 are (i) $2,955,616 in gains from the sale of working interests in unevaluated properties and (ii) $1,530,000 in service fee revenue. For the quarter ended June 30, 2005, we had no recognized gain from property sales and no service fee revenue.
     For the quarter ended June 30, 2006, we recorded total oil and gas revenues of $259,033 compared with $1,239,042 for the quarter ended June 30, 2005. The primary reason for the decline is the sale on March 31, 2006 of our interest in the Big Sky producing property that accounted for substantially all of our revenues in 2005 and in 2006 through March 31. Oil & gas sales and production costs are summarized in the following table:

	Three months ended June 30,
	2006	2005
Oil sold (barrels)	3,874	22,233
Average oil price	$54.64	$50.97

Oil revenue	$211,694	$1,133,297

Gas sold (mcf)	6,753	16,094
Average gas price	$7.01	$6.57

Gas revenue	$47,339	$105,745

Total oil and gas revenues	$259,033	$1,239,042
Less lease operating expenses	(66,389)	(57,400)
Oil & gas amortization reduction (expense)	5,260	(373,874)

Producing revenues less direct expenses	197,904	807,768
Less depreciation of office facilities	(5,573)	(695)
Less general and administrative expenses	(758,749)	(665,303)
Add service fee revenue	1,530,000	—

Income from operations	$963,582	$141,770

Total barrels of oil equivalent (“boe”) sold	5,000	24,915
Lease operating expense per boe sold	$13.28	$2.30
Amortization expense per boe sold	$—	$15.01

     For interim reporting, we use the year-to-date method of calculating amortization. The sales of two oil and gas properties in the second quarter of 2006, preceded by the March 31, 2006 sale of our major producing property changed our oil & gas property amortization rate from $17.41/boe for the first quarter of 2006 to $14.68 for the six-month period ended June 30, 2006. Amortization for the quarter ended March 31, 2006 was $500,899 but only $495,310 for the six months ended June 30, 2006, with the second quarter’s amortization consisting of a $5,260 reduction in amortization expense.
     General and administrative expenses for the second quarter of 2006 increased $93,446 (14%) over the same quarter in 2005 primarily due to the adoption of Statement of Financial Accounting Standards No. 123(R) on January 1, 2006 whereby share-based compensation is recognized in 2006 based on the fair value method. In 2005, share-based compensation to employees was recognized based on the intrinsic value method, which was zero for stock options granted to employees by the Company. As disclosed in Note 2 to the Company financial statements contained in this filing, had the Company used in 2005 the fair value method, rather than the intrinsic value method, the share-based compensation for the six months ended June 30, 2005 would have been greater by $205,884.
     At March 31, 2006, we had anticipated paying income tax in 2006 and recorded a $296,251 income tax provision for the quarter ended March 31, 2006. We now anticipate not being required to pay income taxes for 2006 primarily due to the deduction of US intangible well costs expected to be incurred in 2006. We are exempt from paying Alternative Minimum Tax in 2006. Accordingly, for the quarter ended June 30, 2006, our current portion of income tax expense was a $296,251 tax reduction. The same projected deduction for intangible well costs (which are capitalized for financial reporting) contributed to a projected deferred income tax provision effective rate of 41% for the year 2006. Applying that rate for the six-months ended June 30, 2006 determined the $1,996,663 deferred tax provision recorded for the three months ended June 30, 2006.
     We recorded $269,260 in preferred stock dividends for the quarter ended June 30, 2006. We had no preferred stock outstanding in the corresponding quarter of 2005. The Series A Convertible Preferred Stock was converted into common shares during January 2005. The Series AA preferred stock was issued in July 2005.
The Six-month Period ended June 30, 2006 Compared with the Six-month Period ended June 30, 2005
     We recorded net income attributable to common stockholders of $4,323,809 (12 cents per common share, basic and diluted) for the six-month period ended June 30, 2006, as compared to net income attributable to common stockholders of $221,074 (one cent per common share, basic and diluted) for the six-month period ended June 30, 2005. Included in the net income for 2006 are (i) $7,210,470 in gains ($4.5 million after tax effect) from the sale of oil and gas properties and (ii) $1,530,000 in service fee revenue. For the six months ended June 30, 2005, we had no recognized gain from property sales and no service fee revenue.
     We do not anticipate service fee revenue or significant property sales in the second half of 2006. Having sold our Big Sky interest in March 2006 representing approximately 88% of our proved reserves at time of sale and having recognized $7 million in gain on property sales, we are at greater risk of having to recognize a cost impairment if drilling is unsuccessful in the coming months. For example, if we were to have $3 million in exploratory dry hole costs in the second half of 2006 with no significant change in proved reserves, the resulting impairment expense, after tax, is estimated to approximate $1 million.
     For the six months ended June 30, 2006, we recorded total oil and gas revenues of $1,829,885 compared with $1,925,769 for the six months ended June 30, 2005. The primary reason for the revenue decline is the sale on March 31, 2006 of our interest in the Big Sky producing property that accounted for substantially all of our revenues in 2005 and in 2006 through March 31. Oil & gas sales and production costs are summarized in the table that follows.

	Six months ended June 30,
	2006	2005
Oil sold (barrels)	28,807	35,958
Average oil price	$54.92	$48.92

Oil revenue	$1,582,109	$1,759,034

Gas sold (mcf)	29,790	26,163
Average gas price	$8.32	$6.37

Gas revenue	$247,776	$166,735

Total oil and gas revenues	$1,829,885	$1,925,769
Less lease operating expenses	(167,580)	(94,503)
Less oil & gas amortization expense	(495,639)	(517,695)

Producing revenues less direct expenses	1,166,666	1,313,571
Less depreciation of office facilities	(10,517)	(1,363)
Less general and administrative expenses	(1,831,319)	(1,132,010)
Add service fee revenue	1,530,000	—

Income from operations	$854,830	$180,198

Total barrels of oil equivalent (“boe”) sold	33,772	40,319
Lease operating expense per boe sold	$4.96	$2.34
Amortization expense per boe sold	$14.68	$12.84
     General and administrative expenses for the six months ended June 30, 2006 increased $699,309 (62%) over the same quarter in 2005 due primarily to a $561,965 increase in share-based compensation recorded in the first half of 2006 compared with the first half of 2005. The increase is primarily due to adoption of SFAS 123(R) on January 1, 2006 as discussed in Note 2 to the accompanying financial statements of American. Share-based compensation in the first six months of 2006 includes $255,500 for the estimated value of options granted and immediately vesting upon the hiring of our Vice President of Land in January and our new Chief Financial Officer in June.
     We now anticipate not being required to pay income taxes for 2006 primarily due to the deduction of US intangible well costs expected to be incurred in 2006. We are exempt from paying Alternative Minimum Tax in 2006. Accordingly, for the six months ended June 30, 2006, our recorded current portion of income tax expense was zero.
     For the six months ended June 30, 2006, we recorded a $3,376,457 provision for deferred income taxes and recorded a zero provision for the six months ended June 30, 2005. The $3,376,457 provision reflects a projected 41% effective deferred tax rate for 2006. The projected rate arises from (1) $6 million in projected deductible drilling costs in the last half of 2006 and (2) the taxable gains on sales of property in the first six months of 2006. Those gains will fully utilize the net operating loss carryforward at December 31, 2005 and reduce to zero the corresponding $1,462,000 deferred tax asset reflected in the $157,000 net deferred tax liability recorded at December 31, 2005.
     We recorded $535,561 in preferred stock dividends for the six months ended June 30, 2006. We had no preferred stock dividends in the corresponding six months of 2005. The Series A Convertible Preferred Stock converted into common shares on January 5, 2005. The Series AA preferred stock was issued in July 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A — RISK FACTORS
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

Signatures	Title	Date
/s/ Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors	August 11, 2006

Patrick D. O’Brien

/s/ Joseph B. Feiten	Chief Financial Officer	August 11, 2006

Joseph B. Feiten

Exhibit Index

Exhibit No.	Description
31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	906 Certification of Chief Executive Officer

32.2	906 Certification of Chief Financial Officer