Form 10-Q
period 2006-09-30
AMERICAN OIL & GAS INC
filed 2006-11-20
CIK 1120916

United States Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
The total number of shares of the registrant’s $.001 par value common stock outstanding at November 11, 2006 was $38,903,994.

AMERICAN OIL & GAS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets – September 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Income — Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements	6

Summary of Significant Accounting Policies	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure about Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equiity Securities and Use of Proceeds	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	24

Signatures	25

Exhibit 10.1 Purchase and Sale Agreement dated March 31, 2006 by and between American Oil & Gas, Inc. and Enerplus Resources (USA) Corporation
Exhibit 31.1 Certification by Chief Executive Officer
Exhibit 31.2 Certification by Chief Financial Officer
Exhibit 32.1 Certification by Chief Executive Officer
Exhibit 32.2 Certification by Chief Financial Officer

Purchase and Sale Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
	(UNAUDITED)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$8,550,802	$6,022,822
Short-term investments (Note 5)	10,962,000	—
Trade receivables	355,271	1,481,543
Receivable for sale of oil and gas properties	2,484,362	—
Inventory	40,904	40,904
Advances and prepaid expenses	1,933,792	799,960

Total current assets	24,327,131	8,345,229

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $34,004,849 at 9/30/06 and $14,353,614 at 12/31/05)	37,474,088	22,731,887
Other property and equipment	211,936	68,023

Total property and equipment	37,686,024	22,799,910
Less accumulated depreciation, depletion and amortization	(2,215,401)	(1,596,246)

Net property and equipment	35,470,623	21,203,664

Other assets	10,000	—

	$59,807,754	$29,548,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,103,040	$954,544
Asset retirement obligations	177,527	—
Deferred income taxes	3,183,240	—
Preferred dividends payable	207,122	479,342

Total current liabilities	4,670,929	1,433,886

LONG TERM LIABILITIES
Asset retirement obligations	87,172	117,011
Deferred income taxes	3,261,742	157,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value, authorized 400,000 shares Issued and outstanding – 250,000 shares at 9/30/06 and 12/31/05. Redemption value of $13,707,122 at 9/30/06; $13,979,342 at 12/31/05	250	250
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding – 38,903,994 shares at 9/30/06, 36,476,202 at 12/31/05	38,904	36,476
Additional paid-in capital	44,314,286	28,605,737
Deferred compensation	(53,865)	—
Retained earnings (accumulated deficit)	2,318,448	(801,467)
Accumulated other comprehensive income	5,169,888	—

	51,787,911	27,840,996

	$59,807,754	$29,548,893

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Oil and gas sales	$216,347	$1,529,288	$2,046,232	$3,455,057
Service fee	—	—	1,530,000	—

	216,347	1,529,288	3,576,232	3,455,057

OPERATING EXPENSES
Lease operating	62,856	60,363	230,436	154,866
General and administrative	963,992	504,469	2,795,311	1,636,478
Depletion, depreciation and amortization	114,715	506,921	620,871	1,025,979
Impairment	400,000	—	400,000	—

	1,541,563	1,071,753	4,046,618	2,817,323

INCOME (LOSS) FROM OPERATIONS	(1,325,216)	457,535	(470,386)	637,734

OTHER INCOME
Gain on sale of oil and gas properties (Note 4)	—	—	7,210,470	—
Investment income	122,954	80,993	293,481	121,868

	122,954	80,993	7,503,951	121,868

INCOME (LOSS) BEFORE INCOME TAXES	(1,202,262)	538,528	7,033,565	759,602

Income tax expense (reduction)-current	—	—	—	—
Income tax expense (reduction)-deferred	(270,587)	—	3,105,870	—

NET INCOME (LOSS)	(931,675)	538,528	3,927,695	759,602

Less dividends on preferred stock	272,219	207,123	807,780	207,123

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(1,203,894)	$331,405	$3,119,915	$552,479

NET INCOME (LOSS) PER COMMON SHARE -BASIC	$(0.03)	$0.01	$0.08	$0.02

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.03)	$0.01	$0.08	$0.02

Basic Weighted Average Common Shares Outstanding	37,049,751	35,788,702	36,835,697	33,390,689

Diluted Weighted Average Common Shares Outstanding	37,762,655	36,541,452	37,298,736	34,307,183

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income to common stockholders	$3,119,915	$552,479
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of oil & gas properties	(7,210,470)	—
Finder’s Fee (Note 5)	(1,530,000)
Deferred income taxes	3,105,870	—
Depletion, depreciation and amortization	620,871	1,022,807
Impairment provision	400,000	—
Share-based compensation	1,280,152	394,449
Accretion of asset retirement obligation	8,343	2,109
Changes in current assets and liabilities, net of effects of property acquisitions and divestitures:
Decrease (increase) in receivables	1,126,272	(463,162)
Decrease in prepaid expenses	20,373	43,702
Increase (decrease) in accounts payable and accrued liabilities	(5,468)	3,252,794

Net cash provided by operating activities	935,858	4,805,178

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from the sale of oil and gas properties	14,359,662	—
Cash paid to acquire, explore and develop oil and gas properties	(13,821,871)	(9,276,463)
Cash paid for office equipment and office lease improvements	(145,629)	(1,371)
Cash paid for drilling bond deposit	(10,000)	—

Net cash (used) provided by investing activities	382,162	(9,277,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	13,500,000
Preferred dividends paid in shares of common stock	1,080,000	—
Proceeds from exercise of common stock warrants	129,960	152,600
Cash paid for offering costs	—	(584,167)
Other	—	(17,069)

Net cash provided by financing activities	1,209,960	13,051,364

NET INCREASE IN CASH	2,527,980	8,578,708
CASH, BEGINNING OF PERIODS	6,022,822	5,251,889

CASH, END OF PERIODS	$8,550,802	$13,830,597

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for income taxes	$170,000	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Property sales proceeds in the form of a receivable	$2,484,362	$—
Property sold in exchange for a convertible note (Note 5)	$1,080,000	$—
Finder’s fee received in the form of a convertible note (Note 5)	$1,530,000	$—
Conversion of notes receivable into equity securities (Note 5)	$2,610,000	$—
Unrealized gain on investment in equity securities net of deferred taxes	$5,169,888	$—
Warrants issued for placement fees	$—	$575,544
Other share-based compensation for services	$1,280,152	$305,935
Share-based compensation for oil & gas interests	$13,167,000	$—
Stock issued for acquired company	$—	$656,833
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
Notes to Consolidated Financial Statements
(UNAUDITED)
September 30, 2006
     The accompanying interim financial statements of American Oil & Gas, Inc. are unaudited. The terms “Company”, “American”, “we”, “us”, “our” and terms of similar import refer to American Oil & Gas, Inc. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the entire year.
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
     CASH EQUIVALENTS - For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30, 2006, there were no cash equivalents. At September 30, 2006, $693,450 of our cash balance is designated to the drilling, completion and connection of oil and gas wells in our Krejci oil project located in Niobrara County, Wyoming.
     SHORT-TERM INVESTMENTS – Short-term investments consist of (i) readily marketable securities expected to be sold within one year and (ii) unregistered securities expected to be readily marketable and sold within one year. Short-term investments are carried at fair value. For investments bought and held principally to sell short-term, changes in fair value are reflected in current income. For other short-term investments, referred to as “available-for-sale,” changes in fair value are reflected, net of related deferred income taxes, in Other Comprehensive Income in the Equity section of the Balance Sheet. If an available-for-sale investment has a net unrealized loss that is considered permanent, such loss is recognized in the current income statement.

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
     DEPLETION, DEPRECIATION AND AMORTIZATION – Capitalized costs of oil and gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by country using the unit-of-production method based upon estimated proved oil and gas reserves. The costs of properties not yet evaluated are not amortized until evaluation of the property. For amortization purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. For interim financial reporting during a fiscal year, amortization reflects reserve revisions on a prospective basis effective at the beginning of the most recent quarter.
     CEILING TEST - Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying period-end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Should this comparison indicate an excess carrying value, the excess is charged to earnings.
     REVENUE RECOGNITION AND GAS BALANCING - We recognize oil and gas revenues from our interests in producing wells as oil and gas is produced and sold from these wells. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of September 30, 2006 and 2005, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.
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
     SHARE – BASED COMPENSATION — As of January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” as discussed in Note 2.
     INCOME TAXES – In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For interim financial reporting during a fiscal year, current and deferred tax provisions are based on projected effective tax rates for the full year applied to the pre-tax income for the interim period, whereby the deferred tax assets and liabilities at the end of an interim period are impacted by their projected balances for the year-end.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning asset retirement obligation	$112,269	$44,425	$117,011	$40,702
Liabilities incurred	111,073	1,813	112,287	3,449
Reduction in liability from sold properties	—	—	(7,745)	—
Revisions of estimates	34,801		34,801
Accretion	6,556	22	8,345	2,109

Ending asset retirement obligation	$264,699	$46,260	$264,699	$46,260

     NET EARNINGS (LOSS) PER SHARE - Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
     The following table summarizes the calculations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income to common stockholders	$(1,203,894)	$331,405	$3,119,915	$552,479
Adjustments for dilution	—	—	—	—

Net income adjusted for effects of dilution	$(1,203,894)	$331,405	$3,119,915	$552,479

	Three months ended			Nine months ended
	September 30,			September 30,
	2006		2005	2006	2005
Basic Weighted Ave. Common Shares Outstanding		37,049,751	35,788,702	36,835,697	33,390,689
Add dilutive effects of options and warrants		712,904	752,750	463,039	916,494
Add dilutive effects of convertible preferred stock		—	—	—	—

Diluted Weighted Ave. Common Shares Outstanding		37,762,655	36,541,452	37,298,736	34,307,183

Net income per common share — basic	$	(0.03)	$0.01	$0.08	$0.02
Net income per common share — diluted	$	(0.03)	$0.01	$0.08	$0.02
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for annual periods beginning after December 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. We have adopted SFAS 123(R) as of January 1, 2006 as discussed in Note 2.
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the instrument’s form. SFAS 155 allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is required for all financial instruments acquired or issued by the Company after 2006. Early adoption is permitted. Management does not expect the adoption to have a material effect on our financial statements.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets,” which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities to be initially measured at fair value. The Company plans to adopt SFAS 156 beginning with financial statements issued for periods in 2007. Management does not expect the adoption to have a material effect on our financial statements.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). It will be effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. Our application of Interpretation No. 48 is not expected to have a material effect on our financials statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. It will be effective for the Company beginning with financial statements issued for periods in 2008. Management does not expect the adoption to have a material effect on our financial statements.
     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We do not have postretirement plans.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. Management does not expect the adoption to have a material effect on our financial statements.
Note 2 – Stock Options, Warrants and Share-Based Compensation
     Under our 2004 Stock Option Plan (the “Plan”), stock options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Options may be granted to key employees and other persons who contribute to our success. We have reserved 2,500,000 shares of common stock for issuance under the Plan. At September 30, 2006, options to purchase 271,990 shares were available to be granted pursuant to the Plan.
     At the Company’s Annual Stockholders meeting in August 2006, the stockholders approved the Company’s 2006 Stock Incentive Plan. The 2006 Plan provides for up to 1,500,000 additional shares of common stock that may be issued to employees, directors and other persons who provide services to the Company. Issuance of those shares may be by stock option awards, restricted stock awards or restricted stock unit awards.
Adoption of SFAS 123(R)
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In applying SFAS 123(R), we considered the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.
     Under the modified prospective transition method, results for prior periods have not been restated, and compensation costs recognized in the nine-month period ended September 30, 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     The adoption of SFAS 123(R) resulted in share-based compensation expense for the three-month and nine-month periods ended September 30, 2006 of $340,819 and $1,226,287, respectively. This expense reduced basic and diluted earnings per share by $0.01 and $0.03 for the three-month and nine-month periods ended September 30, 2006.
     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The following assumptions were used for the significant options granted in the nine-month periods ended September 30, 2006 and September 30, 2005:

	September 30,	September 30,
	2006	2005
Expected option life (in years)	5 – 8	5
Expected volatility over option life	33% – 63%	56% – 71%
Risk-free interest rate	4.5% – 5.2%	3.09 – 4.12%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%
      The expected five-year annual volatility of 33% for options granted in the second and third quarters of 2006 is lower than the 45% to 70% twelve-month historical volatility in our common stock and gives consideration to (a) a 35% average expected volatility by five other Denver-based public oil and gas exploration companies for similar expected option lives; (b) a 32% average expected volatility disclosed by two very large public oil and gas exploration companies for 4 to 6 year expected lives; and (c) our policy at the time of grant of prohibiting company officers, such as the Option holder, from buying or selling our common stock within blackout periods of two days before a quarter ends until two trading days after the related Form 10-Q or Form 10-K is filed. The blackout policy reduces an option holder’s ability to profit from high volatility in the price of the common stock
     Pro-Forma Stock-Based Compensation Expense for the Quarterly and Nine-month Periods Ended September 30, 2005
     For 2005 we applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted in 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized for options granted to employees. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts for the three-month and nine-month periods ended September 30, 2005:

	Three-	Nine-
	Month	Month
	Period	Period
Net income to common stockholders, as reported	$538,528	$759,602
Add stock-based compensation included in reported net income	109,316	285,133
Deduct stock-based compensation determined under fair value method	(219,504)	(585,333)

Pro forma net income	$428,340	$459,402

Net income per common share – basic and diluted
As reported	$0.01	$0.02
Pro forma	$0.01	$0.01
Stock Options as of September 30, 2006
     As more fully disclosed on page F-22 of our 2005 Annual Report on Form 10-KSB, in January 2005, the Company entered into a participation agreement with North Finn (“North Finn”). An element of that agreement is that North Finn has as option until July 31, 2012 to receive 2,900,000 shares of the Company’s common stock in exchange for certain oil and gas rights held by North Finn. A second element is that beginning on August 1, 2010 until July 31, 2012, the Company has an option to require North Finn to exchange those property interests in return for the 2,900,000 shares. North Finn has not exercised its option nor made a commitment to exercise under the AICPA Emerging Issues Task Force Interpretation 96-18, whereby the value of North Finn’s option is not currently recognized in our financial statements.

      The following table summarizes stock options outstanding and changes during the nine-month period ended September 30, 2006, excluding the aforementioned North Finn option to exchange certain of its properties for 2,900,000 shares of our common stock:

	Number of	Wgtd. Average
	shares	Exercise Price
Options outstanding at December 31, 2005	1,459,010	$2.94
Granted	769,000	$4.83
Less exercised	(32,010)	$3.27
Less canceled or forfeited	—	—

Options outstanding at September 30, 2006	2,196,000	$3.60
Options exercisable at September 30, 2006	995,498	$2.36
     The following table presents additional information related to the options outstanding at September 30, 2006:

			Weighted average
Exercise price	Number of shares		remaining contractual
per share	Outstanding	Exercisable	life (years)
$1.25	403,000	403,000	3.4
2.38	100,000	87,500	4.2
2.48	90,000	60,000	4.3
3.66	750,000	249,998	6.1
4.30	9,000	—	6.2
4.57	9,000	—	6.4
4.65	250,000	50,000	9.3
4.66	60,000	20,000	5.6
4.95	250,000	50,000	10.0
4.98	200,000	50,000	7.1
5.80	75,000	25,000	5.9

	2,196,000	995,498

Wgtd. Ave. remaining contractual life	6.3 years	4.8 years
Aggregate intrinsic value	$3,343,140	$2,353,026

Total grant date fair value of share options granted during the quarter ended September 30, 2006 was $376,000. Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was $2,335,504, which is expected to be recognized over a weighted average period of approximately 6 years. In the three-month period ended September 30, 2006, options for 10,670 shares were exercised.
Warrants as of September 30, 2006
     The table below reflects the status of warrants outstanding at September 30, 2006 held by others to acquire our common stock:

	Common	Exercise	Expiration
Issue Date	Shares	Price	Date
July 22, 2005	675,000	$6.00	January 21, 2007
July 22, 2005	281,250	$6.00	July 21, 2010
September 15, 2003	30,000	$1.15	September 15, 2008
July 25, 2003 to September 24, 2003	54,850	$0.75	July 24, 2008 to September 29, 2008
August 10, 2006	100,000	$4.90	February 8, 2007

	1,141,100

     At September 30, 2006, the per-share weighted average exercise price of outstanding warrants was $5.52 per share, and the weighted average remaining contractual price was 1.3 years.
     The warrant for 100,000 shares issued on August 10, 2006 was in exchange for working interests received in the Fetter prospect in Converse County, Wyoming.
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
     We were not required to pay federal income taxes for 2005 because of the generation of net operating losses from operations and drilling activities. At December 31, 2005, we had a $9.1 million net operating loss carryforward. We anticipate not being required to pay income taxes for 2006 due to the utilization of the carryforward and the allowed deduction of intangible well costs expected to be incurred in 2006. We are exempt from paying Alternative Minimum Tax in 2006. Accordingly, our current portion of income tax expense was $0 for both the three-month and nine-month periods ended September 30, 2006.
      We recorded deferred income tax provisions of $(270,587) and $3,105,870 for the three-month period and nine-month period ended September 30, 2006, respectively. The provisions were based on a projected effective tax rate of 44.2% for the 2006 taxable year. The estimated combined statutory rate is 38.1% for federal and state income taxes. The effective rate is higher than the statutory rate due to share-based compensation expense under qualified stock options being not necessarily deductible for income tax reporting. A reconciliation of the deferred tax provision with the deferred income tax liability accounts is provided below:

	Net Deferred Income Tax
	Liability
	Current	Long-term
Balance as of December 31, 2005	$—	$157,000
Add deferred income tax provision, nine months ended 9/30/06	1,128	3,104,742
Deferred taxes on unrecognized gain reflected in other comprehensive income (See Note 5.)	3,182,112

Balance as of September 30, 2006	$3,183,240	$3,261,742

Note 4 – Property and Equipment
     Property and equipment at September 30, 2006 consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$34,004,849
Evaluated costs (including $243,438 in asset retirement costs)	3,469,239

37,474,088
Furniture and equipment	211,936

37,686,024
Less accumulated depreciation, depletion and amortization	(2,215,401)

Property and equipment	$35,470,623

Significant Property Sales in 2006
     On March 31, 2006, we sold our interest in the Big Sky project, which at the time of sale represented approximately 95% of our oil and gas production revenue and approximately 88% of our proved oil and gas reserves and their standardized measure. The contract sales price was $11.5 million and the effective date of the sale was February 1, 2006.
     In April 2006, we sold our 8,653 net acres in unproved Montana leases referred to as the Bear Creek prospect. Our lease interests were sold to privately owned MAB Resources in exchange for a convertible $1,080,000 note from GSL Energy Corp., a private affiliate of MAB Resources. That same month we converted the note into 2,160,000 shares of GSL common stock. In May 2006, GSL merged into a publicly-traded company whereby at September 30, 2006 we owned (in lieu of the $1,080,000 note receivable) 2,160,000 unregistered shares of the merged company renamed PetroHunter Energy Corporation (See Note 5).
     In May 2006, we sold to Teton Energy Corporation for $6.2 million a 25% working interest in our Goliath project. The project consisted of unproved leases of approximately 58,000 gross acres in the

Williston Basin of North Dakota. Teton paid us $2.46 million in cash at closing and is paying an additional $3.69 million as we incur that amount of costs in drilling and completing the project’s first two wells this fall and into the first four months of 2007. At September 30, 2006, Teton owed us $2,484,362 of the $3.69 million.
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

Significant Property Acquisitions in 2006
      On September 1, 2006, we issued 2,050,000 shares of common stock to SunStone Oil & Gas, LLC (based in Oklahoma City) in exchange for all its interests in the Fetter Project. The acquired interests equate to approximately 13,300 net undeveloped acres and 320 net developed acres. The acquisition raised our project ownership interest from 67.5% to 92.5% in lease rights on approximately 53,000 net acres. On September 1, 2006, our stock closed at $6.38 per share, and that price sets the total value of the acquisition at $13,079,000.
Oil and Gas Properties Unevaluated at September 30, 2006
     The $34 million in total costs of unevaluated oil & gas assets at September 30, 2006 reflects a $22 million increase since December 31, 2005. The unevaluated costs at September 30, 2006 by major project are as follows (rounded to the nearest $100,000):

Project
Fetter Prospect in the Douglas Project area	$22,200,000
Non-Fetter leases in the Douglas Project area	1,900,000
Krejci	1,700,000
Goliath	7,200,000
Three new prospects acquired in 2006	600,000
Other unevaluated leases and rights	400,000

Total	$34,000,000

      At the Fetter prospect in Converse County, Wyoming, the State 4-36-H horizontal well was drilled in the third quarter of 2006. Well completion in the Frontier formation is expected to commence by the end of November 2006. We expect to drill additional exploratory wells in the Fetter prospect over the next 12 months. We have a 92.5% working interest in the approximately 53,000 net acres in the Fetter prospect. We have a 90% working interest in an additional 65,000 net acres in the greater Douglas Project.

      At the Krejci project in Wyoming’s Powder River Basin, the Krejci Federal 3-29 horizontal well was drilled in the third quarter of 2006. It has been completed in the Mowry shale formation and is undergoing production tests as of November 14, 2006. A second Krejci horizontal well was started on October 24, 2006.
      The first of two planned tri-lateral exploratory wells at Goliath began to be drilled on October 2, 2006. The wells are targeting the Bakken formation. The first well has completed its second lateral. Following the drilling of its third lateral, the well is expected to be fracture stimulated and go through a production testing period. The second well is planned for 2007. We currently control approximately 87,000 gross (32,000 net) acres in the Goliath project.
Impairment of Oil and Gas Properties at September 30, 2006
We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling” as described in Note 1. At September 30, 2006, costs exceeded the ceiling by approximately $247,600 net of income tax effects. Therefore, at September 30, 2006, we recognized an impairment expense of $400,000 and a related $152,400 reduction in the deferred income tax provision for the three months ended September 30, 2006.
Note 5 – Service Fee Revenue and Short-term Investments
      In April 2006, we took a $1,530,000 convertible note from GSL Energy Corp. as a service fee under an October 2005 agreement with MAB Resources to receive a $1,530,000 finder’s fee upon successfully assisting MAB Resources in acquiring additional Montana lease acreage that was not suitable for our acreage portfolio. As we did with the $1,080,000 convertible note discussed in Note 4, we converted the $1,530,000 note into 3,060,000 shares of GSL common stock at $0.50 per share, which was subsequently exchanged on May 12 for 3,060,000 shares of unregistered shares in common stock of publicly held PetroHunter Energy Corporation (“PetroHunter”), formerly Digital Ecosystems Corp.
      At September 30, 2006, we owned 5,220,000 unregistered PetroHunter shares. These shares are approximately 2% of the PetroHunter shares outstanding at September 30, 2006. Registered shares of PetroHunter common stock are traded on the US over-the-counter bulletin board under the symbol PHUN. The stock price approximated $2.10 per share on September 30, 2006 and $2.02 on November 8, 2006. Our investment is available for sale but absent PetroHunter’s registration of the stock, we expect to begin selling the shares in May 2007 (after a one-year holding under Rule 144 exemption from registration). We expect to have all shares sold by September 30, 2007. Our president is a director of a publicly traded company, Falcon Oil & Gas, whose president and largest shareholder is also the largest shareholder of PetroHunter and the majority owner of MAB Resources. However, we do not believe that relationship provides us with significant influence in the management of PetroHunter.
      The 5,220,000 shares reasonably expected to become exempt from registration and sold by September 30, 2007 are shown on the consolidated balance sheet as short-term investments available for sale. In accordance with Statement of Financial Accounting Standards No. 115, unregistered shares that are reasonably expected to be sold within one year are recorded at the trading price of registered, marketable shares at September 30, 2006. Therefore, the 5,220,000 shares acquired for $2,610,000 in convertible notes are carried at $10,962,000 at September 30, 2006. The $8,352,000 gain is unrealized and is recorded (net of $3,182,112 related deferred income taxes) as a $5,169,888 increase in Accumulated Other Comprehensive Income in the Equity section of our September 30, 2006 consolidated balance sheet. The realized sales price from our future sales of the 5,220,000 PetroHunter shares may vary materially from the $2.10 per share price at September 30, 2006.

Note 6 — Common Stock
          The following material changes occurred during the three-month period ended September 30, 2006 with regard to our common stock and other comprehensive income:
•	As described in Note 4, we issued 2,050,000 common shares to SunStone Oil & Gas LLC on September 1, 2006 in exchange for SunStone’s working interests in the Fetter project. Our stock closed at $6.38 per share that day, giving the issued stock a total value of $13,079,000, of which $13,076,950 was Additional Paid-in Capital.

•	Other Comprehensive Income of $3,139,568 was recorded in the third quarter to reflect the $5,169,888 in unrealized gain on short-term investment at September 30, 2006 as explained in Note 5.

•	Additional Paid-in Capital increased by $291,019 for the period's share-based compensation relating to stock options granted on or before September 30, 2006.

•	Shares outstanding increased by 10,000 shares and additional paid-in capital increased by $49,790 for the period’s share-based compensation relating to stock granted in the third quarter.

•	In conjunction with our Series AA Convertible Preferred Stock, we are required to pay an 8% dividend on a semi-annual basis. We can make the dividend payments in cash or equivalent shares of our common stock, at our discretion. During the quarter ended September 30, 2006, we paid a semi-annual dividend payment of $540,000 by issuing 109,115 common shares, which shares were valued at $4.95 per share in accordance with methodology prescribed in the Certificate of Designation of Rights, Preferences and Privileges of Series AA Preferred Stock.

•	Shares outstanding also increased by 10,670 shares and additional paid-in capital by $34,880 upon the exercise of stock options.
          The following transactions occurred in the six-month period ended June 30, 2006 with regard to our common stock:
•	Other Comprehensive Income of $2,030,320 was recorded for the net unrealized gain on short-term investment as of June 30, 2006 (See Note 5).

•	Additional Paid-in Capital increased by $715,656 for the period’s share-based compensation relating to stock options granted on or before June 30, 2006.

•	Shares outstanding increased by 48,745 shares and additional paid-in capital increased by $193,045 in the second quarter relating to shares issued for services and the exercise of stock options.

•	In the first quarter of 2006, we issued 23,200 shares of common stock resulting from a warrant exercise at $1.09 per share and received proceeds of $25,288.

•	In the first quarter of 2006, common stock warrants were exercised for issuance of 11,600 shares of common stock at $0.75 per share. The terms of the warrants provided for a cashless exercise and 1,916 shares were used to exercise the warrants at the market price of $4.54 per share, resulting in issuance of a net amount of 9,684 shares of common stock.

•	We issued a total of 27,000 shares of common stock to a consulting firm that is assisting us with our investor relations program. The firm vests ownership of these shares at the rate of 1,500 shares per month through June 2007. We have recorded $107,730 as deferred compensation associated with these shares and we included $17,955 in investor relations expense for the quarter ended March 31, 2006.

•	We paid a total of 10,000 shares of restricted common stock to our Vice-President of Land as an additional component of his initial employment. We valued these shares at $4.65 per share, which was the closing price of our common stock on the date of payment, and charged $46,500 to compensation expense.

•	In conjunction with our Series AA Convertible Preferred Stock, we are required to pay an 8% dividend on a semi-annual basis. We can make the dividend payments in cash or equivalent shares of our common stock, at our discretion. During the quarter ended March 31, 2006, we paid a semi-annual dividend payment of $540,000 by issuing 130,378 common shares, which shares were valued at $4.14 per share in accordance with methodology prescribed in the Certificate of Designation of Rights, Preferences and Privileges of Series AA Preferred Stock.
Note 7 – Preferred Stock
      At September 30, 2006, there were a total of 250,000 shares of Series AA Convertible Preferred Stock (“Preferred Stock”) outstanding. We are obligated to pay an 8% annual dividend ($1,080,000) on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion. Each share of Preferred Stock is convertible into nine shares of common stock for a total of 2,250,000 shares, which is a conversion rate of $6.00 per share.
     The Preferred Stock automatically converts into common stock on July 22, 2008, or anytime sooner at the discretion of the preferred holders. We can require conversion of the Preferred Stock if the daily weighted average trading price of our common stock averages at least $9.00 for 25 consecutive trading days.
Note 8 — Related Party Transactions
     During the three-month and nine-month periods ended September 30, 2006, we reimbursed Tower Energy Corporation (“TEC”) for our share of administrative related expenditures in the amount of $11,700 and $58,907, respectively. These expenditures were reimbursed at actual cost and did not include any mark-up. Patrick O’Brien, our Chief Executive Officer and Chairman, and Bob Solomon, a Vice-President, each owns 50% of TEC.
      On April 21, 2005, we acquired, through a merger, 100% of the outstanding common stock of Tower Colombia Corporation (“TCC”) in exchange for 5.8 million shares of our restricted common stock. Patrick O’Brien, our Chief Executive Officer and Chairman, Kendell Tholstrom, vice-president and director, and Bob Solomon, vice-president each owned 1/3rd of TCC prior to our acquisition of TCC.
Note 9 – Commitments and Contingencies
     The Company may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Fetter Prospect and the Greater Douglas Project Area — Powder River Basin, Wyoming
     At our Fetter project, located in Converse County, Wyoming, the State 4-36-H well has been drilled to a total measured depth of 12,498 feet. This well is a continuation of our drilling program that commenced in 2005, when we drilled the Sims 16-26 and the Hageman 16-34 wells. The State 4-36-H well has been drilled utilizing the combination of casing drilling with under-balanced horizontal drilling technologies. Four and one-half inch casing has been set to total depth, which includes approximately 545 feet of deviated wellbore set into the Frontier formation, and the drilling rig has been released from the well. Remedial work is currently underway in preparation for completion activity, which is expected to commence by the end of November 2006.

     The other participants in the State 4-36-H well are North Finn LLC and Turnkey E&P Corporation (“Turnkey”). Turnkey acted as operator in the drilling of the State 4-36-H well and pursuant to terms of our previously announced agreement, Turnkey is obligated to pay 60% of the drilling costs before casing point and 40% of the costs after casing point, and will own a 40% working interest in the State 4-36-H well. We are paying for 36% of the costs before casing point and 54% of the costs after casing point, and we retain a 54% working interest in this well.
     On September 6, 2006, we announced that we purchased an additional 25% working interest in the Fetter project for 2,050,000 shares of our common stock from Oklahoma City based SunStone Oil and Gas, LLC. This acquisition increased our Fetter project ownership interest from 67.5% to 92.5%. The interest acquired consists of approximately 13,300 net undeveloped acres and 320 net developed acres, including a 50% working interest in the Sims 16-26 well and a 25% working interest in the Hageman 16-34 well.
      Turnkey is participating in the State 4-36-H well under a participation agreement that allows Turnkey to pay 60% before casing point and 40% after casing point in two wells at the Fetter project in order to earn a 40% interest in the two wells and in the drilling spacing unit for each well. If certain drilling criteria are met on the two test wells, Turnkey has the option to purchase from us and North Finn an aggregate 15% working interest in the Fetter acreage block, which encompasses approximately 55,000 gross acres, for approximately $750,000. If Turnkey exercises its option, our existing 92.5% working interest would be reduced by 13.5%, to 79%, and we would receive $675,000 (and North Finn $75,000) of Turnkey’s $750,000 payment.
     We continue to evaluate additional opportunities within our greater Douglas Project acreage position. We control a 90% working interest in approximately 65,000 net acres outside of the Fetter area where multiple targets exist for oil and natural gas exploration, from shallow and normally pressured as well as deep, and over pressured reservoir targets. We continue to perform geological evaluations in order to identify additional drilling opportunities.
Krejci Oil Project (Powder River Basin, Wyoming)
      At our Niobrara County, Wyoming Krejci project, the Krejci Federal 3-29, which is the first of a two initial horizontal test well program, is currently undergoing production testing. This well reached total measured depth of 9,212 feet and was cased after achieving the desired goal of drilling an approximate 1,600 foot horizontal lateral through the targeted Mowry formation. Consistent with the original completion plan, initial production testing is from the outer-most 220 feet of wellbore. Future plans include extended production testing and the eventual opening up of the remaining 1,380 feet of lateral wellbore. We own a 45% working interest in this well, Austin-based Brigham Exploration Company owns a 50% working interest and privately held North Finn owns a 5% working interest. Brigham Exploration Company operates the drilling of the well.
     The second of the two initial horizontal Mowry test wells, the Mills Trust #1-12, has commenced drilling and is at a measured depth of 7,834 feet. Brigham is operating this well and is preparing to commence drilling the planned 1,600 foot horizontal lateral portion of the well. Results for this well are expected later in the fourth quarter.
     We participated in two vertical wells in the Krejci area targeting formations below the Mowry formation. The 20 Mile Creek Federal 2-8 well, the first well of a planned two-well program, was drilled to a total depth of 9,945 feet. Log analysis indicated the targeted Muddy and Morrison formations were non-commercial for the well. The second well of the two-well program, the New Clear Creek Federal #1 well, was drilled to a total depth of 9,700 feet, and log analysis indicated the targeted Muddy formation was non-commercial. Both of these wells have been plugged in a fashion that should allow us to re-enter the wellbores at some point in the future to complete into the Mowry formation. We participated in the wells with a 33.75% working interest, and our share of the drilling costs was less than $250,000 for each well. As part of the drilling agreement, we increased our net acreage position in the Krejci AMI by participating in the drilling of these two wells.
      Our ownership in the Krejci project currently encompasses approximately 47,000 net (approximately 106,000 gross) acres and continued drilling is planned for 2007.
Goliath Project, Williston Basin, North Dakota
     On October 2, 2006, we commenced drilling activities in our Goliath project with the spudding of the Evertson AOG Champion 1-25H well. This well, in which we own a 50% working interest, is located in Williams County, North Dakota and is the first of two currently planned, multi-lateral horizontal wells targeting the Bakken formation. We currently control approximately 87,000 gross (approximately 32,000 net) acres in the Goliath project. Privately held Evertson Operating Company, which has extensive oil and gas operations experience, owns a 25% working interest in the project and will operate the initial two wells. Denver, Colorado based Teton Energy Corporation owns the remaining 25% working interest.
      The first two of the three planned horizontal lateral wellbores in the Champion 1-25H well have been drilled, and the operator is preparing to drill the third lateral. Drilling operations should be complete by the end of November 2006, with completion and production testing expected to commence by mid-December 2006.
Big Sky Project, Williston Basin, Montana
     On March 31, 2006, we sold (effective February 1, 2006) our ownership interest in our Big Sky project for a contract price of $11,500,000. After effective date adjustments, we received cash proceeds at closing of $10,678,504. The Big Sky project is a horizontal drilling program targeting the Mississippian Bakken Formation in the Elm Coulee field in Richland County, Montana. We sold our interests in approximately 1,660 net undeveloped acres, approximately 1,410 net developed acres, and 25 gross (approximately 1.11 net) producing wells at our Big Sky project. The Big Sky project did not account for any of the oil and gas production and revenues for the quarter ended September 30, 2006. At the time of sale, the Big Sky production did account for approximately 95% of our oil and gas production and revenues and 88% of our proved reserves. As a result of the sale, we will not have any significant production revenue unless and until we are able to establish commercial production.
Results of Operations
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. It also should be read in conjunction with the financial statements and notes thereto included in this report.

The Quarter Ended September 30, 2006 Compared with the Quarter Ended September 30, 2005
      We recorded a net loss attributable to common stockholders of $1,203,894 ($0.02 per common share, basic and diluted) for the quarter ended September 30, 2006, as compared to net income attributable to common stockholders of $331,405 ($.01 per common share, basic and diluted) for the quarter ended September 30, 2005. Included in the net income for 2006 is a $400,000 impairment charge related to our oil and gas properties. For the quarter ended September 30, 2005, we had no impairment.
     For the quarter ended September 30, 2006, we recorded total oil and gas revenues of $216,347 compared with $1,529,288 for the quarter ended September 30, 2005. The primary reason for the decline is the sale on March 31, 2006 of our interest in the Big Sky producing property that accounted for substantially all of our revenues in 2005 and through March 31, 2006. Oil & gas sales and production costs are summarized in the following table:

	Three months ended September 30,
	2006	2005
Oil sold (barrels)	2,354	23,578
Average oil price	$60.97	$59.94

Oil revenue	$143,520	$1,413,334

Gas sold (mcf)	11,187	16,473
Average gas price	$6.51	$7.04

Gas revenue	$72,827	$115,954

Total oil and gas revenues	$216,347	$1,529,288
Less lease operating expenses	(62,856)	(60,363)
Oil & gas amortization reduction (expense)	(104,000)	(501,536)
Impairment	(400,000)	—

Producing revenues less direct expenses	(350,509)	967,389
Less depreciation of office facilities	(10,715)	(5,385)
Less general and administrative expenses	(963,992)	(504,469)
Add service fee revenue	—	—

Income from operations	$(1,325,216)	$457,535

Total barrels of oil equivalent (“boe”) sold	4,219	26,324
Lease operating expense per boe sold	$14.90	$2.29
Amortization expense per boe sold	$24.65	$19.05
      General and administrative expenses for the third quarter of 2006 increased $459,523 (91%) over the same quarter in 2005 primarily due to the adoption of Statement of Financial Accounting Standards No. 123(R) on January 1, 2006 whereby $350,000 in share-based compensation is recognized in 2006 based on the fair value method. An additional $100,000 is due to an increase in the number of employees since September 2005. Oil and gas amortization decreased as a result of the sale of the Big Sky producing interests. In 2005, share-based compensation to employees was recognized based on the intrinsic value method, which was zero for stock options granted to employees by the Company. As disclosed in Note 2 to the Company financial statements contained in this filing, had the Company used in 2005 the fair value method, rather than the intrinsic value method, the share-based compensation for the three months ended September 30, 2005 would have increased by $110,000.

      As explained in Note 3 of the accompanying financial statements, we had a taxable loss in 2005, and we anticipate a taxable loss in 2006 after utilization of $9.1 million in net operating loss carryforwards reported in our 2005 federal income tax return filed in September. For the three months ended September 30, 2006, we recorded a $270,587 reduction in deferred income tax expense, which is 22.5% of that period’s $1,202,262 loss before income taxes. Our combined federal and state statutory income tax rate is 38.1%. The 22.5% rate reflects the 38.1% statutory rate and the effect of having a 44.2% effective rate for the nine months ended September 30, 2006 compared with a 41% effective rate for the first six months ended June 30, 2006, which had pre-tax income of $8.2 million.
      In conjunction with our Series AA preferred stock, we recorded $272,219 in preferred stock dividends for the quarter ended September 30, 2006, compared to $207,123 in preferred stock dividends recorded for the quarter ended September 30, 2005. The Series AA preferred stock was issued in July 2005.
The Nine-month Period Ended September 30, 2006 Compared with the Nine-month Period Ended September 30, 2005
     We recorded net income attributable to common stockholders of $3,119,915 ($0.08 cents per common share, basic and diluted) for the nine-month period ended September 30, 2006, as compared to net income attributable to common stockholders of $552,479 ($.02 per common share, basic and diluted) for the nine-month period ended September 30, 2005. Included in the net income for 2006 are (i) $7,210,470 in gains ($4.5 million after tax effect) from the sale of oil and gas properties, (ii) $1,530,000 in service fee revenue and (iii) $400,000 impairment expense. For the nine months ended September 30, 2005, we had no recognized gain from property sales, no service fee revenue and no impairment expense.
     We do not anticipate service fee revenue, significant property sales or impairment expense in the fourth quarter of 2006. However, impairment, if any, at December 31, 2006 will depend on results of drilling and testing of wells prior to filing our 2006 Annual Report on Form 10-K, which we expect to file in March 2007.
     For the nine months ended September 30, 2006, we recorded total oil and gas revenues of $2,046,232 compared with $3,455,057 for the nine months ended September 30, 2005. The primary reason for the revenue decline is the sale on March 31, 2006 of our interest in the Big Sky producing property that accounted for substantially all of our revenues in 2005 and through March 31, 2006. Oil and gas sales and production costs are summarized in the table that follows.

	Nine months ended September 30,
	2006	2005
Oil sold (barrels)	31,161	59,536
Average oil price	$55.38	$53.28

Oil revenue	$1,725,630	$3,172,368

Gas sold (mcf)	40,977	42,636
Average gas price	$7.82	$6.63

Gas revenue	$320,602	$282,689

Total oil and gas revenues	$2,046,232	$3,455,057
Less lease operating expenses	(230,436)	(154,866)
Less oil & gas amortization expense	(599,639)	(1,019,231)
Less impairments	(400,000)	—

	Nine months ended September 30,
	2006	2005
Producing revenues less direct expenses	816,157	2,280,960
Less depreciation of office facilities	(21,232)	(6,748)
Less general and administrative expenses	(2,795,311)	(1,636,478)
Add service fee revenue	1,530,000	—

Income from operations	$(470,386)	$637,734

Total barrels of oil equivalent (“boe”) sold	37,991	66,642
Lease operating expense per boe sold	$6.07	$2.32
Amortization expense per boe sold	$15.78	$15.29
     General and administrative expenses for the nine months ended September 30, 2006 increased $1,158,833 (71%) over the nine months ended September 30, 2005 due primarily to a $1 million increase in share-based compensation recorded in the 2006 period compared with the 2005 period. The increase is primarily due to adoption of SFAS 123(R) on January 1, 2006 as discussed in Note 2 to our accompanying financial statements. Share-based compensation in the first nine months of 2006 includes $349,500 for the estimated value of options granted and immediately vesting upon the hiring of our Vice President of Land in January, our new Chief Financial Officer in June and our geologist in August 2006.
     We anticipate not being required to pay income taxes for 2006 primarily due to the deduction of US intangible well costs expected to be incurred in 2006 and the utilization of our Net Operating Loss Carryforward at December 31, 2005. We are exempt from paying Alternative Minimum Tax in 2006. Accordingly, for the nine months ended September 30, 2006, our recorded current portion of income tax expense was zero.
     For the nine months ended September 30, 2006, we recorded a $3,105,870 provision for deferred income taxes and recorded a zero provision for the nine months ended September 30, 2005. The $3,105,870 provision reflects a projected 44.2% effective deferred tax rate for 2006. The effective rate is higher than the 38.1% statutory rate due to share-based compensation expense under qualified stock options being not necessarily deductible for income tax reporting.
     We recorded $807,780 in preferred stock dividends associated with our outstanding Series AA preferred stock for the nine months ended September 30, 2006, compared to $207,123 in preferred stock dividends associated with our Series A Convertible Preferred Stock and with our Series AA preferred stock for the nine months ended September 30, 2005. The Series A Convertible Preferred Stock converted into common shares on January 5, 2005. The Series AA preferred stock was issued in July 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     We have not entered into any commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

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
PART II.
OTHER INFORMATION
Item 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1 Description of Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2005 annual report on Form 10-KSB
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     We granted 10,000 shares of our common stock to Ron Lowrey when he was hired on August 1, 2006 as our in-house, full-time geologist. The shares were valued at $49,790 based on the non-discounted trading price of the Company’s stock as of the date of issuance. No commissions or underwriting fees were paid in connection with the issuance of these securities. This issuance was made in reliance on exemptions from registration contained in Regulation D of the Securities Act of 1933, as amended.
     In conjunction with our Series AA Convertible Preferred Stock, we are required to pay an 8% dividend on a semi-annual basis. We can make the dividend payments in cash or equivalent shares of our common stock, at our discretion. During the quarter ended September 30, 2006, we paid a semi-annual dividend payment of $540,000 by issuing 109,115 common shares, which shares were valued at $4.95 per share in accordance with methodology prescribed in the Certificate of Designation of Rights, Preferences and Privileges of Series AA Preferred Stock. No commissions or underwriting fees were paid in connection with the issuance of these securities. This issuance was made in reliance on exemptions from registration contained in Regulation D of the Securities Act of 1933, as amended.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on August 21, 2006.

(b)	See Item 4(c) below.

(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters: (1) the election of seven directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified, (2) the approval of the 2006 Stock Incentive Plan adopted by the Board of Directors; and (3) the approval of an independent registered public accountant for 2006. The voting results were as follows:

(1)	In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director	FOR	AGAINST	ABSTAIN
Patrick D. O’Brien	29,787,196	47,607	250
Andrew P. Calerich	29,599,101	235,702	250
M.S. (“Moni”) Minhas	29,790,683	44,120	250
Nick DeMare	29,623,584	211,219	250
Jon R. Whitney	29,790,687	44,116	250
Kendell V. Tholstrom	29,791,403	43,400	250
Alan Gelfand	27,461,271	2,316,532	57,250
(2)	The proposal to approve, adopt and ratify the 2006 Stock Incentive Plan adopted by the Board of Directors was approved by the stockholders as follows:

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTE
15,805,119	486,644	48,301	13,494,989
(3) The proposal to approve the appointment of Hein & Associates, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006, was approved by the stockholders as follows:

FOR	AGAINST	ABSTAIN
29,803,862	16,792	14,399
Item 6. EXHIBITS

Exhibit No.	Description
2.1*	Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3.1*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.)

3.2*	Amendment to Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2003.)

3.3*	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3.4*	Bylaws of the Company (as revised on December 12, 2002). (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

3.5*	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

4.1*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004.)

4.2*	Form of Warrant Certificate issued as part of the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

4.3*	Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

4.4*	Registration Rights Agreement, dated September 1, 2006, by and among certain investors and American Oil & Gas, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10.1	Purchase and Sale Agreement dated March 31, 2006 by and between American Oil & Gas, Inc. and Enerplus Resources (USA) Corporation

10.2*	Employment Agreement, effective as of June 29, 2006, between American Oil & Gas, Inc. and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10.3*	Stock Option Agreement, effective as of June 29, 2006, between American Oil & Gas, Inc. and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10.4*	Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and American Oil & Gas, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Patrick D. O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman of the Board of Directors	November 17, 2006

/s/ Joseph B. Feiten Joseph B. Feiten	Chief Financial Officer	November 17, 2006

Exhibit Index

Exhibit No.	Description
2.1*	Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005.
(Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2,
filed on April 27, 2005.)

3.1*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form
10-SB, file number 000-31547, filed on September 18, 2000.)

3.2*	Amendment to Articles of Incorporation of the Company. (Incorporated by reference from the
Company’s Current Report on Form 8-K filed on February 3, 2003.)

3.3*	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the
Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3.4*	Bylaws of the Company (as revised on December 12, 2002). (Incorporated by reference from the
Company’s Form 10-KSB/A, filed on November 18, 2003.)

3.5*	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

4.1*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy
Statement, filed on June 16, 2004.)

4.2*	Form of Warrant Certificate issued as part of the private placement completed on July 22,
2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

4.3*	Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration
Statement on Form S-3, filed on October 4, 2005.)

4.4*	Registration Rights Agreement, dated September 1, 2006, by and among certain investors and
American Oil & Gas, Inc. (Incorporated by reference from the Company’s Current Report on Form
8-K filed on September 6, 2006.)

10.1	Purchase and Sale Agreement dated March 31, 2006 by and between American Oil & Gas, Inc. and
Enerplus Resources (USA) Corporation

10.2*	Employment Agreement, effective as of June 29, 2006, between American Oil & Gas, Inc. and
Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10.3*	Stock Purchase Agreement, effective as of June 29, 2006, between American Oil & Gas, Inc.
and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10.4*	Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and
American Oil & Gas, Inc. (Incorporated by reference from the Company’s Current Report on Form
8-K filed on September 6, 2006.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.