Form 10KSB/A
period 2005-12-31
AMERICAN OIL & GAS INC
filed 2007-04-02
CIK 1120916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-31900
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
$.001 Par Value Common Stock
Title of class
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ___
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
     In connection with a December 11, 2006 Comment Letter received from the SEC Division of Corporation Finance and with communications thereon with the SEC staff through February 27, 2007, American Oil & Gas, Inc. (“American”) is filing this Annual Report on Form 10-KSB/A as an amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2005, originally filed on April 6, 2006 (the “Original 10-KSB”). This amendment reflects the following changes:
•	Our recording of the Tower Colombia merger as a purchase at fair values (rather than a merger of entities under common control recorded at carry-over bases) whereby our 2005 Financial Statements were restated. The recording is further disclosed in Note 7 to the financial statements. Of note:
o	Additional Paid in Capital at 12/31/2005 increased by $14.5 million,

o	$11.7 million in Goodwill was added to Assets at 12/31/2005,

o	The capitalized costs of oil and gas properties at 12/31/2005 increased by $3.8 million for the estimated fair value of Tower Colombia’s oil & gas properties in excess of Tower Colombia’s book value, and

o	Net income was reduced by $49,245.
•	Our use of the current Commission File Number 1-31900 on the report’s cover,

•	Our expansion of Item 6 to discuss (i) the assets acquired in the Tower Colombia Corporation merger, (ii) our expectation of the merger’s impact on results of operation in 2006, and (iii) the January 2006 Participation Agreement with North Finn LLC, which accounts for further increases in our assets in the Krejci and Douglas projects,

•	Our changes to the Liquidity and Capital Resources portion of Item 6 to explain how the significant capital expenditures incurred in 2005 and 2004 relate to each of the properties discussed in Item 2,

•	Our changes to the 2005 Statement of Cash Flows to remove $479,342 of preferred dividends incurred in 2005 (paid in common stock in January 2006) as cash provided from financing activities and to begin the 2005 statement with $1,032,971 net income, rather than with the $553,629 net income to common shareholders,

•	Clarification of our accounting policy for revenue recognition in Note 1 of our audited financial statements,

•	In Note 3 to our financial statements, clarification that a certain registration statement filed in October 2005 was effective by April 6, 2006, but we were allowed to issue unregistered shares upon a preferred shareholder exercising its warrant if we were unable to issue registered shares,

•	In the Note 11 regarding proved oil and gas reserves, our correction of the changes in reserves and changes in standardized measure for 2005 and 2004 for overstatement of reserve revisions due to misclassifications of changes arising from extensions and discoveries, There was no change in the proved reserves or standardized measure at December 31, 2005 or at December 31, 2004.

•	In that Note 11, our disclosures of development cost changes for development costs incurred during the year, and

•	In that Note 11, our disclosure for clarity of certain disclosures found in Note 10 and in MD&A Plan of Operations (Item 6) that we had sold in March 2006 oil and gas interests that accounted for 95% of 2005 revenues and approximately 88% of the standardized measure at December 31, 2005.
     This amendment does not reflect events occurring after the filing of the Original 10-KSB and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Accordingly, this Amendment should be read in conjunction with the registrants’ filings with the SEC subsequent to the filing of the Original 10-KSB.

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
     Despite the 1995 reversal, that company, having already spent several hundred thousand dollars on legal expenses, was reluctant to risk additional funds until a similar case ( Amoco Production Co. v. Southern Ute Indian Tribe) was settled in the US Supreme Court. By the time the US Supreme Court issued its June 1999 decision in favor of Amoco (and that company), the original oil and gas lease had expired. We believe the Bear Creek prospect area was incompletely and inadequately evaluated because of these legal problems.
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

	Productive Wells As of December 31, 2005
	Gross (a)			Net (b)
Location	Oil	Gas	Total	Oil	Gas	Total
Wyoming	—	4	4	—	1.87	1.87
Montana	21	—	21	1.0	—	1.0

Total	21	4	24	1.0	1.87	2.87

(a)	The number of gross wells is the total number of wells in which a working interest is owned.

(b)	The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
OIL AND GAS INTERESTS
     We currently own interest in the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

	Developed		Undeveloped
	Gross		Gross
State	Acres	Net Acres	Acres	Net Acres
Montana	—	—	17,555	14,219
North Dakota	1,640	367	85,500	35,205
Wyoming	1,920	1,153	198,207	122,695

TOTAL	3,560	1,520	301,262	172,119
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
OFFICE FACILITIES
     Our office is currently located at 1050 17 th Street, Suite 1850, Denver, Colorado (“Old Office Space”), where we sublease office space from Tower Energy Corporation, a related party. In March 2006, we signed an amendment to the lease agreement whereby we will lease 6,844 square feet at 1050 17 th Street, Suite 2400 (“New Office Space”), Denver, Colorado. We expect to occupy the New Office Space during May 2006, and upon our occupying the New Office Space, all rights and obligations to the Old Office Space will terminate. Under the amended lease agreement, we will become the Tenant and Tower will have no further rights or obligations under the lease. Our obligation to provide aggregate monthly rental payments is as follows:

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
     In April 2005, Tower Colombia Corporation (“TCC”) merged into us. Benefits to American in acquiring TCC for 16.2% of American’s outstanding stock at the time of merger include:
•	Increasing by 50% American’s share of prospective and key current exploration opportunities identified by American, TCC or North Finn (See Note 11),

•	Absorbing an oil and gas exploration and production company with a longer operating history and a stronger technical team – a team that had already worked well with American in 2003 and 2004,

•	Eliminating the potential conflicts of interest that existed when TCC was a separate company advising American but having the right to take interests that American chose to decline, and

•	Capturing for American’s benefit the goodwill and recognition the TCC team had in the Rocky Mountain oil and gas community from many years of working with oil and gas companies as a purchaser of deals, as a co-owner in deals and as a drilling service company for exploration groups.
Immediately preceding the merger, TCC’s significant tangible assets were 25% working interests in unproven leases in the Douglas Project, the Krejci Project and the Bear Creek CBM Prospect and a 16% working interest in the proved producing Bear Creek Unit. For the approximate fifteen-month period from January 1, 2004 through the merger in April 2005, TCC had unaudited gross revenues of less than $80,000 excluding the $90,000 in management fees we paid to TCC for the first quarter of 2005. With the merger, we increased our working interests from 50% to 75% in the Douglas Project, Krejci Project and Bear Creek CBM Prospect, increased our working interest from 39% to 55% for the Bear Creek Unit and ended payment of the management fees. We expect the merger to have little impact on results of operations in 2006. The impact in subsequent years will be dependent on our success in exploring and developing the Douglas and Krejci projects.
     As more fully described in Note 10 to the accompanying financial statements, in January 2006 we entered into a participation agreement with North Finn LLC effective August 1, 2005, to earn an additional 15% working interest in the Douglas and Krejci projects, whereby we control or effectively own at December 31, 2005 a 90% working interest in the Krejci Project and (excluding the Fetter prospect) the Douglas Projects as further described in Item 2.

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
     We recorded income of $553,629 (two cents per common share, basic and diluted) and a loss of $499,651 (two cents per common share, basic and diluted) to common shareholders for the fiscal years ended December 31, 2005 and 2004, respectively.
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
     Depletion, depreciation and amortization. We recorded $1,406,856 ($16.11 per boe), and $188,189 ($8.95 per boe) in depreciation, depletion and amortization expense related to our oil and gas production in 2005 and 2004, respectively. We recorded nominal depreciation expense associated with our fixed assets for both 2005 and 2004 and recorded for 2005 $120,000 in amortization of the intangible asset acquired in the merger of Tower Colombia.

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
     In 2005, we recognized a net deferred tax liability of $46,245 due to reversals of our existing temporary difference between book and taxable income resulting mainly from our capital expenditures. We did not recognize a deferred tax liability prior to 2005.
     Preferred Dividends. We are obligated to pay an 8% dividend on our Series AA Convertible Preferred Stock. For the year ended December 31, 2005, we incurred $479,342 in dividends in conjunction with this obligation. During 2004, we reflected $61,640 in dividends associated with our now retired, Series A Preferred Stock.
LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2005, we had a working capital amount of approximately $6,267,858. We expect our total cash requirements for 2006 to be approximately $5.9 million to fund drilling operations, to fund our general and administrative expenses and to fund other oil and gas related costs. We expect to be able to fund our capital requirements for the remainder of 2006 with existing capital, which includes the $11.5 million received from the March 31, 2006 sale of our ownership interest in our Big Sky project.
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
     We incurred approximately $24,131,000 and $3,325,765 during the fiscal years ended December 31, 2005 and 2004, respectively for drilling and completion costs, leasehold costs, acquisition of acreage and delay rentals with respect to our identified oil and gas projects. The nature of these incurred costs is provided in Note 2 to the accompanying financial statements. Of the $24,131,000 incurred in 2005, approximately $7.5 million was for lease acquisitions at the Goliath project, $4.5 million in properties acquired in the TCC merger (see Note 7), $1.3 million for additional leases at the Douglas project, $0.6 million for acquisition and exploration costs at Krejci, $2.7 million in well costs at Big Sky, $6.1 million for the Sims 16-26 and Hageman 16-34 wells at Fetter, $0.3 million for the Rollman 1-29 well, $0.5 million for acquisition and exploration costs at the Ft. Fetterman prospect and $0.5 million for other acquisition and exploration costs. The $3,325,765 incurred in 2004 consisted primarily of approximately $1.8 million to drill and complete development wells at Big Sky, $0.6 million to acquire the South Glenburn prospect and $0.4 million to acquire additional leases at Douglas.

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

Names of Reporting Issuers	Positions Held	Market
Aguila American Resources, Ltd.	Director	TSXV
Andean American Mining Corp.	Director & Secretary	TSXV
Astrel Mining Corp.	Director	TSXV
Centrasia Mining Corp.	Director	TSXV & OTCBB
GeoPetro Resources Company	Director	TSX
GGL Diamond Corp.	Director	TSXV
Gold Point Exploration Ltd.	Director & CFO	TSXV
Golden Peaks Resources Ltd.	Director	TSXV
Goldmarca Limited	Director & Secretary	TSXV
Halo Resources Ltd.	Director & CEO	TSXV & OTCBB
Hilton Resources Ltd.	Director, President & CEO	TSXV & OTCBB
Consolidated Kookaburra Resources Ltd.	Director	TSXV
Lariat Energy Ltd.	Director	TSXV
Mirasol Resources Ltd.	Director	TSXV
Tinka Resources Limited	Director	TSXV
Tumi Resources Limited	Director	TSXV & OTCBB
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
SUMMARY COMPENSATION TABLES

Annual Compensation
				Other Annual
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)
Patrick O’Brien, CEO(1)	2005	67,292	—	—
	2004	—	—	—
	2003	—	—	—

Andrew Calerich, President and CFO	2005	89,243	100,000	947,500	(3)
	2004	99,021	—	322,500	(2)
	2003	48,000	—	—

Long -Term Compensation
		Restricted	Securities	LTIP	All Other
		Stock	Underlying	Payouts	Compensation
Name and Principal Position	Year	Awards	Options/SARs(#)	($)	($)
Patrick O’Brien, CEO	2005	—	—	—	—
	2004	—	250,000 (4)	—	—
	2003	—	—	—	—

Andrew Calerich, President and CFO	2005	—	500,000 (5)	—	—
	2004	—	—	—	—
	2003	500,000	—	—	—

(1)	Mr. O’Brien became CEO of the Company in February 2003 and was not paid a salary or any other form of compensation during 2003 or 2004. None of the persons who served as CEO or acted in a similar capacity to that of a CEO received salary or any other form of compensation during 2004, or 2003.

(2)	This amount represents the market value of 250,000 shares of stock that vested on July 1, 2004 in accordance with an employment agreement with Andrew Calerich, our President and CFO.

(3)	This amount represents the market value of 125,000 shares of stock that vested on May 1, 2005 and 125,000 shares of stock that vested on July 1, 2005, in accordance with an employment agreement with Andrew Calerich, our President and CFO.

(4)	This amount represents stock options granted on July 15, 2004 with an exercise price of $1.25 per share. 125,000 of the options vested on July 15, 2004 and expire on July 15, 2009. 125,000 of the options vested on July 15, 2005 and expire on July 15, 2010.

(5)	This amount represents stock options granted on April 21, 2005 with an exercise price of $3.66 per share. One-sixth of the options vested on April 21, 2005 and one-sixth will become exercisable on April 21 of each of 2006, 2007, 2008, 2009, and 2010. The options expire five years after vesting.

The following table sets forth information with respect to stock option exercises during the fiscal year ended December 31, 2005, by the named executive officers and the value of such officer’s unexercised stock options and warrants at December 31, 2005:

Aggregate Option Exercises in the Last Fiscal Year
And Fiscal Year-End Warrants and Option Values
			Number of Unexercised		Value of Unexercised In-the
			Warrants And Options Held		Money Options at Fiscal
			at Fiscal Year End		Year End
Shares
Acquired
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick D. O’Brien	—	—	250,000	—	$700,000	$—
Andrew P. Calerich	—	—	83,333	416,667	$32,500	$162,500
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
     During the term of each Key Employee’s employment agreement and, in the event an employment agreement is terminated for Cause (as defined therein) or for certain other reasons, for one year after the termination, each Key Employee is subject to non-competition and non-solicitation provisions, subject to standard exceptions. In the event that our board of directors terminates a Key Employee and the board of directors determines that the termination is not for Cause, we are obligated to pay that Key Employee all accrued unpaid compensation up to the date of termination together with compensation and benefits for three months following the date of termination.
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

		Amount and Nature
	Name and Address	of Beneficial	Percent of
Title of Class	of Beneficial Owner	Ownership(1)	Class(2)
Common Stock	Patrick O’Brien (3)	2,791,359	7.56%
($0.001 par value)	1050 17 th St., Suite 1850
	Denver, CO 80265

Common Stock	Andrew P. Calerich(4)	1,166,616	3.17%
($0.001 par value)	1050 17 th St., Suite 1850
	Denver, CO 80265

Common Stock	Alan Gelfand	100,238	Less than 1%
($0.001 par value)	1050 17 th St, Suite 1850
	Denver, CO 80265

Common Stock	Kendell Tholstrom	2,541,358	6.93%
($0.001 par value)	1050 17 th St., Suite 1850
	Denver, CO 80265

Common Stock	Nick DeMare(5)	313,300	Less than 1%
($0.001 par value)	1050 17 th St., Suite 1850
	Denver, CO 80265

Common Stock	Bobby G. Solomon	2,541,358	6.93%
($0.001 par value)	1050 17 th St., Suite 1850
	Denver, CO 80265

		Amount and Nature
	Name and Address	of Beneficial	Percent of
Title of Class	of Beneficial Owner	Ownership(1)	Class(2)
Common Stock	M.S. (“Moni”) Minhas	100,238	Less than 1%
($0.001 par value)	1050 17 th St., Suite 1850
	Denver, CO 80265

Common Stock	Jon R. Whitney(6)	50,000	Less than 1%
($0.001 par value)	1050 17 th St., Suite 1850
	Denver, CO 80265

Common Stock	Terry L. Savage (7)	60,000	Less than 1%
($0.001 par value)	1050 17 th St., Suite 1850
	Denver, CO 80265

Common Stock	Directors and Executive	9,664,467	26.00%
($0.001 par value)	Officers as a Group
	(9 individuals)

Common Stock	Wellington Management(8)	3,094,600	8.44%
($0.001 par value)	Company LLP
	75 State Street
	Boston, MA 02109

(1)	The number of shares and the percentage of the class beneficially owned by the entities above are determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his spouse) with respect to all shares of capital stock listed as beneficially owned by such person or entity.

(2)	Percentages are based upon the total 36,653,264 outstanding shares of common stock combined with the number of shares of Common Stock beneficially owned by the person or entity with respect to whom the calculation is being made.

(3)	Includes options to purchase 250,000 shares at $1.25 per share that are currently exercisable.

(4)	Includes options to purchase 166,666 shares at $3.66 per share that are currently exercisable or will become exercisable within 60 days.

(5)	Includes 89,300 shares owned by DNG Capital Corp, which is a company wholly owned by Nick DeMare.

(6)	Includes options to purchase 50,000 shares at $2.38 per share that are currently exercisable or will become exercisable within 60 days.

(7)	Includes options to purchase 50,000 shares at $4.65 per share that are currently exercisable.

(8)	Based upon a Schedule 13G dated February 14, 2006. According to the Schedule 13G, Wellington Management Company, LLP has shared voting power with respect to 3,094,600 shares, and shared power to dispose of the 3,094,600 shares.

Equity Compensation Plan Information
     The following table provides aggregate information presented as of December 31, 2005 with respect to our 2004 Stock Option Plan. We do not have any other equity compensation plans or long-term incentive plans.

	(a)	(b)	(c)
	Number of	Weighted
	Securities	Averaged	Number of Securities
	to Be Issued	Exercise Price
	Upon	of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding	Options,
	Options,	Warrants	(Excluding Securities
	Warrants and		Reflected in Column
Plan Category	Rights	and Rights	(a))
Equity compensation plans approved by shareholders	1,459,010	$2.94	1,040,990
Equity compensation plans not approved by shareholders	—	—	—

Total	1,459,010	$2.94	1,040,990

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
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of April, 2007.

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
As discussed in Note 8, the Company restated its December 31, 2005 balance sheet and its 2005 statements of operations and stockholders’ equity to account for the merger with Tower Colombia Corporation at fair value as promulgated by the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 2D.
/s/ Hein & Associates, LLP
Denver, CO
March 22, 2006, except for Note 8 for which the date is March 29, 2007

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

Wheeler Wasoff, P.C.

Denver, Colorado
April 8, 2005
April 2, 2007 Note by American’s management: Wheeler Wasoff, P.C. (“Wheeler Wasoff”) went out of business in 2006. After reasonable efforts, American Oil & Gas Inc. has been unable to obtain a reissued report of Wheeler Wasoff for inclusion with this Form 10-KSB/A.
The above Report of Independent Registered Public Auditing Firm dated April 8, 2005 by Wheeler Wasoff is a copy of the report previously issued by Wheeler Wasoff and included with Wheeler Wasoff’s consent in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on April 6, 2006 and the Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the SEC on April 15, 2005.
This Form 10-KSB/A makes no changes to the financial statements for the year ended December 31, 2004 audited by Wheeler Wasoff and the audited notes accompanying the 2004 financial statements, other than insignificant changes in presentation in the Statement of Shareholders’ Equity. Those changes are rewording of line descriptions and reclassification of the $61,640 in preferred dividend payments as an adjustment to Accumulated Deficit rather than to Additional Paid-in Capital.

AMERICAN OIL & GAS, INC.
BALANCE SHEET
DECEMBER 31, 2005 and 2004

	2005	2004
	(RESTATED See Note 8)
ASSETS
CURRENT ASSETS
Cash	$6,022,822	$5,251,889
Receivables	1,481,543	258,848
Advances and prepaid expenses	156,475	54,535
Inventory	40,904	—

Total Current Assets	7,701,744	5,565,272

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $17,843,133 at 12/31/05 and $2,022,367 at 12/31/04)	26,547,922	3,700,892
Other property and equipment	68,023	7,221

Total property and equipment	26,615,945	3,708,113
Less-accumulated depreciation, depletion and amortization	(1,636,246)	(221,793)

Net property and equipment	24,979,699	3,486,320

OTHER ASSETS
Goodwill	11,670,468	—
Other intangible assets	780,000	—

Drilling prepayments	643,485	—

Total Assets	$45,775,396	$9,051,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$954,544	$108,611
Preferred dividends payable	479,342	18,020

Total Current Liabilities	1,433,886	126,631

LONG-TERM LIABILITIES
Asset retirement obligations	117,011	40,702
Deferred income taxes	1,893,581	—

Total Long-term Liabilities	2,010,592	40,702

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Series A preferred stock, $.001 par value, authorized 175,000 shares
Shares issued and outstanding, -0- (2005) and 67,000 (2004)	—	67
Series AA preferred stock, $.001 par value, authorized 400,000 shares
Shares issued and outstanding — 250,000 (2005) and -0- (2004); Stated value $13,500,000 (2005) and -0- (2004), Redemption value $13,979,342 (2005) and -0- (2004)	250	—
Common stock, $.001 par value, authorized 100,000,000 shares
Shares issued and outstanding — 36,476,202 (2005) and 29,153,702 (2004)	36,476	29,154
Additional paid-in capital	43,225,408	10,480,289
Deferred compensation	—	(141,250)
Accumulated deficit	(931,216)	(1,484,001)

	42,330,918	8,884,259

	$45,775,396	$9,051,592

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	(RESTATED See Note 8)
REVENUES

Oil and gas sales	$4,691,381	$746,242

OPERATING EXPENSES
Lease operating	246,134	80,461
General and administrative	2,032,256	945,114
Depletion, depreciation and amortization	1,532,411	188,318
Accretion of Asset Retirement Obligation	5,608	4,520

Total operating expenses	3,816,409	1,218,413

Income (loss) from operations	874,972	(472,171)

OTHER INCOME (EXPENSE)
Investment income	204,244	34,160

Total other income (expense)	204,244	34,160

INCOME (LOSS) BEFORE INCOME TAXES	1,079,216	(438,011)
Income tax provision	46,245	—

NET INCOME (LOSS)	1,032,971	(438,011)

Less: dividends on preferred stock	479,342	61,640

NET INCOME (LOSS) ATTRIBUTIBLE TO COMMON STOCKHOLDERS	$553,629	$(499,651)

NET INCOME (LOSS) PER COMMON SHARE — BASIC	$0.02	$(0.02)

NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$0.02	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	34,148,065	25,211,447

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	34,955,624	25,211,447

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004
(RESTATED FOR 2005. See Note 8)

	Preferred		Common		Additional
	Stock		Stock		Paid –in	Deferred	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance December 31, 2003	67,000	$67	24,388,702	$24,389	$4,036,621	$(423,750)	$(984,350)	$2,652,977
Sale of stock at $1.00 /share			1,525,000	1,525	1,523,475			1,525,000
Costs of offering					(7,429)			(7,429)
Warrant exercise, $1.00 /share			25,000	25	24,975			25,000
Warrants issued for oil project consulting					31,611			31,611
Sale of stock at $1.50 /share			3,000,000	3,000	4,497,000			4,500,000
Costs of offering					(133,957)			(133,957)
Stock issued for private placement costs			30,000	30	56,370			56,400
Options issued for investor relations consulting					38,632			38,632
Shares issued for oil prospect			135,000	135	327,915			328,050
Dividends on preferred stock							(61,640)	(61,640)
Deferred compensation recognized						282,500		282,500
Shares issued to Director			50,000	50	85,076			85,126
Net (loss)							(438,011)	(438,011)

Balance December 31, 2004	67,000	$67	29,153,702	$29,154	$10,480,289	$(141,250)	$(1,484,001)	$8,884,259
Payment of dividends on Series A Preferred Stock							(844)	(844)
Conversion of Series A Preferred Stock	(67,000)	(67)	670,000	670	(603)			—
Warrant exercise, $1.09 share			140,000	140	152,460			152,600
Options issued for investor relations consulting					77,264			77,264
Warrants issued for oil project consulting					31,564			31,564
Deferred Compensation recognized						141,250		141,250
Stock issued for Tower merger			5,800,000	5,800	15,190,200			15,196,000
Sale of Series AA Preferred Stock	250,000	250			13,499,677			13,499,927
Costs of Preferred Stock offering					(1,160,524)			(1,160,524)
Accrued dividends, Series AA Preferred							(479,342)	(479,342)
Warrants issued for placement costs					575,544			575,544
Shares issued for oil prospect, valued at $6.20 per share			675,000	675	4,184,325			4,185,000
Shares issued to Director			37,500	37	195,212			195,249
Net income							1,032,971	1,032,971

Balance December 31, 2005	250,000	$250	36,476,202	$36,476	$43,225,408	$—	$(931,216)	$42,330,918

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,032,971	$(438,011)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock issued for services	195,251	85,126
Options issued for services	77,263	38,632
Deferred compensation	141,250	282,500
Deferred income taxes	46,245	—
Accretion of asset retirement obligation	5,608	4,520
Depletion, depreciation and amortization	1,532,411	188,318
Changes in assets and liabilities:
(Increase) in receivables	(1,222,695)	(213,106)
(Increase in yard inventory	(40,904)	—
(Increase) decrease in advances and prepaid expenses	(745,425)	12,252
(Decrease) increase in accounts payable and accrued liabilities	845,933	(365,785)

Net cash provided (used) by operating activities	1,867,908	(405,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for office equipment	(55,913)	—
Cash paid for oil and gas properties	(14,091,540)	(2,894,560)
Proceeds from sale of oil and gas properties	—	1,582,171

Net cash (used) in investing activities	(14,147,453)	(1,312,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	13,499,927	—
Proceeds from sale of common stock	—	6,025,000
Cash paid for offering costs	(584,980)	(84,986)
Proceeds from warrant exercise	152,600	25,000
Preferred dividends paid in cash	(18,864)	(61,640)
Cash received from acquired company	1,795	—

Net cash provided by financing activities	13,050,478	5,903,374

NET INCREASE IN CASH	770,933	4,185,431
CASH, BEGINNING OF YEAR	5,251,889	1,066,458

CASH, END OF YEAR	$6,022,822	$5,251,889

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest expense	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
Stock issued for services	$195,251	$85,126
Stock based deferred compensation	$141,250	$282,500
Stock issued for oil and gas properties	$4,211,911	$328,050
Stock issued for acquisition of Tower Colombia Corporation	$15,196,000	$—
Warrants issued for oil and gas property consulting	$31,564	$31,611
Stock issued for financing costs	$—	$56,400
Warrants issued for financing costs	$575,544	$60,192
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
RESTATEMENT
The 2005 financial statements have been restated. See Note 8 as to the restatement’s nature and effect. There is no restatement of the 2004 financial statements.
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

	2005	2004
Net income (loss) — as reported	$553,629	$(438,011)
Add stock based compensation included in reported net loss	413,765	38,632
Deduct stock based compensation expense determined under the fair value method	(841,567)	(133,321)

Pro forma net income (loss)	$125,827	$(532,700)

Net income (loss) per common share — Basic:
As reported	$0.02	$(0.02)

Pro forma	$—	$(0.02)

Net income (loss) per common share — Diluted:
As reported	$0.02	$(0.02)

Pro forma	$—	$(0.02)

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
The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the year ended December 31, 2005 using the treasury stock method:

			Per
	Net		Share
DECEMBER 31, 2005	Income	Shares	Amount
Basic earnings per share:
Net income and share amounts	$553,629	34,148,065	$0.02
Dilutive Securities:
Stock options		782,543
Warrants		25,016
Diluted earnings per share:
Net income and assumed share conversion	$553,629	34,955,624	$0.02

The Company’s outstanding Series AA Preferred Stock is convertible into 2,250,000 shares of common stock at an equivalent rate of $6.00 per common share. At December 31, 2005, these shares were anti-dilutive.
REVENUE RECOGNITION
The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. The Company has no gas balancing arrangements in place. Natural gas sold is not significantly different for the Company’s product entitlement.
BUSINESS COMBINATIONS
We account for business combinations of oil and gas entities in accordance with SFAS 141, Business Combinations, and SEC Staff Accounting Bulletin Topic 2D whereby combinations of companies not previously under common control are regarded as a purchase by the acquiring or surviving company. The purchase is recorded at fair value with the purchase price allocated to the acquired company’s assets and liabilities at their estimated fair values. Goodwill is recognized to the extent the acquired company’s fair value exceeds the net fair value of its assets and liabilities, including intangible assets with limited life. We acquired Tower Colombia Corporation in 2005 recognizing goodwill, as more fully discussed in Note 3.
GOODWILL
We account for goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires an annual impairment assessment. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The impairment assessment requires us to make estimates regarding the fair value of the reporting unit to which goodwill is assigned. If the fair value of the reporting unit exceeds its carrying value (including the carrying value of its assigned goodwill), then under SFAS 142 no impairment of goodwill exists.
We have only one business segment, oil and gas exploration and production. Within that segment we have only one reporting unit. Accordingly, the fair value of our one reporting unit generally approximates the fair value of our company’s stock. Since recording goodwill in 2005 through December 31, 2005, the fair value of our company’s stock has been substantially greater than its carrying value (i.e., book value) and no impairment of recorded goodwill existed in 2005 or 2006 under the accounting rules of SFAS 142.
OTHER INTANGIBLE ASSETS
Intangible assets, other than Goodwill, are amortized over their expected useful lives.
FAIR VALUE
The carrying amount reported in the balance sheet for cash, accounts receivable, prepaid expense, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.
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
Property and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$17,843,133	$2,022,367
Evaluated costs	8,600,696	1,645,133
Asset retirement costs	104,093	33,392

	26,547,922	3,700,892
Furniture and equipment	68,023	7,221

	26,615,945	3,708,113
Less accumulated depreciation, depletion and amortization	(1,636,246)	(221,793)

Property and equipment	$24,979,699	$3,486,320

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

Periods ended:	Net costs incurred
December 31, 2005	$15,820,766
December 31, 2004	1,232,348
Prior	790,019

$17,843,133

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Prospect leasing and acquisition normally requires one to two years and the subsequent evaluation normally requires an additional one to two years.
Information relating to the Company’s costs incurred in its oil and gas operations during the year ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Property acquisition costs, unproved properties	$13,906,210	$1,279,364
Property acquisition costs, proved properties	210,000
Exploration costs	7,011,666	194,413
Asset retirement costs	70,701	5,494
Development costs	2,932,459	1,846,494

	$24,131,036	$3,325,765

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
Each share of Preferred Stock is convertible into nine shares of common stock for a total of 2,250,000 shares, which is a conversion rate of $6.00 per share. The Company also issued warrants to purchase 2.7 shares of common stock for each share of Preferred Stock, which resulted in warrants to purchase a total of 675,000 shares of common stock exercisable at $6.00 per share. The warrants expire 18 months from the closing date, and the Company can call the warrants if the daily weighted average trading price of its common stock averages at least $7.40 for 25 consecutive trading days. The Company was required to use its reasonable best efforts to file a registration statement to allow shares issued upon exercise of the warrant to be publicly sold, but the Company was not required to provide registered shares and is allowed to issue unregistered shares to the Warrant holder. The Company filed the registration statement in October 2005 and it was subsequently declared effective.
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
The status of outstanding options granted pursuant to the plan, are as follows:

		Weighted	Weighted Avg.
	Number	Avg.	Fair
	of shares	Exercise Price	Value
Options outstanding – January 1, 2004	—	$—	$—

Options granted during 2004	403,000	$1.25	$0.76

Options outstanding – December 31, 2004 (176,000 exercisable)	403,000	$1.25	$0.76

Options granted during 2005	1,056,010	$3.58	$1.83

Options outstanding – December 31, 2005 (640,009 exercisable)	1,459,010	$2.94	$1.53

There have been no options exercised to date.
The following table presents additional information related to the options outstanding at December 31, 2005 :

			Weighted average
Exercise price	Number of shares	Number of shares	remaining contractual
per share	outstanding	Exercisable	Life (Years)
$1.25	403,000	403,000	4.50
2.38	100,000	50,000	4.82
2.48	90,000	30,000	4.67
3.27	32,010	32,010	.38
3.66	750,000	124,999	4.21
4.30	9,000	—	5.00
5.80	75,000	—	5.00

	1,459,010	640,009

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 5 – INCOME TAXES
Income tax expense (benefit) for the years ended December 31 consists of the following:

	2005	2004
Current taxes	$—	$—

Deferred taxes	46,245	37,000
Less: valuation allowance	—	(37,000)

Net income tax expense (benefit)	$46,245	$—

The effective income tax rate for the years ended December 31 differs from the U.S. Federal statutory income tax rate due to the following:

	2005	2004
Federal statutory income tax rate	35.0%	34.0%
State income taxes	3.5%	3.3%
Permanent differences	2.9%	.5%
Increase (decrease) in valuation allowance	(37.1%)	(37.8%)

	4.3%	—

The components of the deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004
Deferred tax assets:
Federal and state net operating loss carryovers	$1,462,000	$746,000
Oil and gas property	443,000	(453,000)
Timing differences – charitable contributions and non qualified options issued for investor relations	29,000	—
Deferred compensation	—	(3,000)

Total deferred tax assets	1,934,000	290,000
Less: valuation adjustment	—	—

Deferred tax asset	$1,934,000	$290,000

Deferred tax liabilities:
Intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$(3,530,323)	$—
Other intangible asset	(297,258)	—

Total deferred liabilities	(3,827,581)	—

Net deferred tax asset	1,934,000	290,000
Less valuation adjustment	—	(290,000)

Net deferred tax liability	$(1,893,581)	$—

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
The Company has approximately 6,362,000 net operating loss carryover as of December 31, 2005. The net operating losses may offset against taxable income through the year ended December 2025. A portion of the net operating loss carryovers begin expiring in 2020. The valuation allowance decreased by approximately $290,000 in 2005 and decreased by approximately $37,000 in 2004.
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
On March 23, 2005, the Company signed a letter of intent to acquire 100% of the outstanding common stock of TCC in exchange for 5.8 million shares of restricted common stock and on April 21, 2005, the Company completed the acquisition of TCC (see Note 7). In conjunction with the merger, Pat O’Brien continues in his role as Chief Executive Officer and as Chairman of the Company. Bob Solomon, formerly Vice President of TCC, became the Company’s Vice President and is responsible for oil and gas economic and financial evaluations and the acquisition and disposition of oil and gas assets. Kendell Tholstrom, formerly Vice President of TCC, continues his role as one of the Directors of the Company and also became Vice-President. Mr. Tholstrom is responsible for oil and gas operations. The Company obtained a fairness opinion from an independent investment banking firm prior to closing.
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

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 7 – ACQUISITION OF TOWER COLOMBIA CORPORATION
In April 2005 Tower Colombia Corporation (“TCC”) merged into American with our exchange of 5,800,000 of restricted American common stock for all outstanding TCC stock. TCC was owned by Pat O’Brien, Bob Solomon and Ken Tholstrom. Prior to the merger, TCC was the oil and gas exploration and production company most closely associated with American in that (1) Pat O’Brien was American’s CEO and TCC’s President, Ken Tholstrom was American’s Secretary and a Director, (2) American acquired its oil and gas properties from or with TCC and North Finn LLC (See Note 6 Related Party Transactions), (3) American and TCC shared corporate office space and (4) American provided land administration functions for jointly owned properties. With the merger, Pat O’Brien, Bob Solomon and Ken Tholstrom became full time employees of American, serving as CEO and Vice-Presidents, respectively.
Benefits to American in acquiring TCC for 16.2% of American’s outstanding stock at the time of merger include:
•	Increasing by 50% American’s share of prospective and key current exploration opportunities identified by American, TCC or North Finn (See Note 11),

•	Absorbing an oil and gas exploration and production company with a longer operating history and a stronger technical team – a team that had already worked well with American in 2003 and 2004,

•	Eliminating the potential conflicts of interest that existed when TCC was a separate company advising American but having the right to take interests that American chose to decline, and

•	Capturing for American’s benefit the goodwill and recognition the TCC team had in the Rocky Mountain oil and gas community from many years of working with oil and gas companies as a purchaser of deals, as a co-owner in deals and as a drilling service company for exploration groups.
The acquisition increased American’s working interest from 50% to 75% in the following oil and gas projects:
•	The Douglas project, which includes the Fetter Field natural gas prospect,

•	The Krejci oil project,

•	The Bear Creek coalbed methane project, and

•	The West Rozel oil field project.
As discussed in Note 8, we are accounting for the merger of TCC as a business combination of entities not under “common control” as that term is used in SFAS 141 Business Combinations and SEC Staff Accounting Bulletin Topic 2D on roll-ups of oil and gas exploration and production entities. The accounting has the merger recorded as a business acquisition at fair value, whereby the estimated $15,196,000 fair value of the restricted stock issued to TCC’s three shareholders is allocated to the underlying assets acquired and liabilities assumed at their estimated fair values, with the excess recorded as goodwill. The following table summarizes those values for the acquisition of TCC:

Current assets	$10,700
Oil and gas property:
Proved and evaluated	210,000
Unproved	4,279,700
Office equipment	2,800
Goodwill	11,670,500
Other intangible asset	900,000
Current liabilities	(30,400)
Deferred income tax liability	(1,847,300)

Total	$15,196,000

The other intangible asset relates to non-compete provisions and performance-based compensation terms reflected in five-year employment agreements with Pat O’Brien, Bob Solomon and Ken Tholstrom as officers of American. The recorded $900,000 estimated fair value of the intangible asset is amortized over five years on a straight-line basis, equating to a $15,000 monthly amortization expense.
The merger was a statutory merger for income tax purposes whereby American received the tax bases TCC had in the acquired assets and liabilities, and American recognized a deferred income tax liability for the recorded fair values in excess of tax bases of the net assets acquired other than goodwill.
NOTE 8 — RESTATEMENT (Dated as of April 2, 2007)
The Tower Colombia merger in April 2005 (see Note 7) was recorded initially by the Company in 2005 as a roll-up of two oil and gas companies under common control with the Company recording the acquired TCC assets and liabilities at predecessor basis. In a review of the Company’s Form 10-KSB for the year ended December 31, 2005, the SEC staff questioned the appropriateness of accounting for the TCC merger at predecessor basis, rather than as a business combination that was an acquisition for which TCC assets and liabilities would be recorded at fair values. After correspondence with the SEC staff, the Company decided to restate the Company’s financial statements for the year ended December 31, 2005 to account for the TCC merger as a business combination that is an acquisition of assets and liabilities to be recorded at fair values.
The TCC merger in 2005 had no impact on the financial statements prior to 2005. The following tables summarize the effect of the restatement on the Company’s Balance Sheet as of December 31, 2005 and its Statement of Operations for the year ended December 31, 2005. The restatement did not impact cash flows in 2005. In the tables, certain amounts previously reported have been reclassified to conform to the restated presentation. Such reclassifications have no effect on net income previously reported.
Table 1: Balance Sheet Amounts at December 31, 2005, as restated and as previously reported

	AS	As Previously
	Restated	Reported
ASSETS
Current Assets	7,701,744	7,701,744
Property and Equipment:
Oil and gas properties, evaluated (including asset retirement costs)	8,704,789	8,378,273
Oil and gas properties, unevaluated	17,843,133	14,353,614

Oil and gas properties, total cost	26,547,922	22,731,887
Other property and equipment	68,023	68,023

Total property and equipment	26,615,945	22,799,910
Less-accumulated depreciation, depletion and amortization	(1,636,246)	(1,596,246)

Net property and equipment	24,979,699	21,203,664
Goodwill	11,670,468	—
Other intangible assets	780,000	—
Drilling prepayments	643,485	643,485

Total Assets	$45,775,396	$29,548,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	1,433,886	1,433,886

Asset retirement obligations	117,011	117,011
Deferred income taxes	1,893,581	157,000

Stockholders’ Equity:
Preferred stock	250	250
Common stock	36,476	36,476
Additional paid-in capital	43,225,408	28,605,737
Accumulated deficit	(931,216)	(801,467)

	42,330,918	27,840,996

	$45,775,396	$29,548,893

Table 2: Summary of Statement of Operations at December 31, 2005, as restated and as previously reported

	AS	As Previously
	Restated	Reported
Revenue	$4,691,381	$4,691,381

Lease operating expenses	246,134	246,134
General and administrative expenses	2,032,256	2,032,256
Depletion, depreciation and amortization	1,532,411	1,372,411
Accretion of asset retirement obligation	5,608	5,608

Total operating expenses	3,816,409	3,656,409

Income from operations	874,972	1,034,972
Investment income	204,244	204,244

Income before income taxes	1,079,216	1,239,216
Income tax provision	46,245	157,000

Net income	1,032,971	1,082,216
Dividends on preferred stock	479,342	479,342

Net income attributable to common stockholders	$553,629	602,874

Net income per common share, basic and diluted	0.02	0.02
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
NOTE 10 — SUBSEQUENT EVENTS
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
NOTE 11 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
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
Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2005 and 2004 are as follows:

December 31, 2005	Oil (BBLS)	Gas (MCF)
Beginning of year	321,710	346,270
Revisions of Previous quantity estimates	4,208	18,958
Extensions, discoveries and improved recoveries	307,773	116,067
Sales of reserves in place	—	(43,585)
Production	(78,989)	(59,497)

End of year	554,702	378,213

Proved developed reserves-end of year	320,698	307,000

December 31, 2004	Oil (BBLS)	Gas (MCF)
Beginning of year	70,900	1,526,800
Revisions of Previous quantity estimates	(8,880)	98,027
Extensions, discoveries and improved recoveries	295,944	242,074
Sales of reserves in place	(23,405)	(1,471,666)
Production	(12,849)	(48,965)

End of year	321,710	346,270

Proved developed reserves-end of year	147,205	216,867

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

AMERICAN OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
Beginning balance	$5,432,119	$2,839,143
Sales and transfers of oil and gas produced	(4,466,663)	(665,781)
Net changes in prices and production costs	3,640,869	(148,083)
Sales of minerals in place	(135,472)	(1,742,409)
Extensions and discoveries	6,611,421	5,132,883
Development costs incurred during the year	1,649,396	—
Changes in estimated future development costs	(16,255)	19,992
Revisions in previous quantity estimates	178,586	(65,844)
Accretion of discount	565,612	283,914
Change in income taxes	135,000	(224,000)
Change in rates of production and other	115,317	2,304

Ending balance	$13,709,930	$5,432,119

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
As disclosed in Note 10, the Company sold all of its interests in the Big Sky project on March 31, 2006. The sold interests accounted for approximately 88% of the standardized measure at December 31, 2005.

Exhibit Index

Exhibit No.	Description
2(1)*	Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3(i)*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.)

3(ii)*	Amendment to Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2003.)

3(iii)*	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3(iv)*	Bylaws of the Company (as revised on December 12, 2002). (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

3(v)*	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

4(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

4(ii)*	Form of Warrant Certificate issued as part of the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

4(iii)*	Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

10(i)*	January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company’s Form 8-K, filed on February 3, 2003.)

10(ii)*	January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company’s Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10(iii)*	Model Form Operating Agreement dated February 18, 2003. (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

10(iv)*	Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

Exhibit No.	Description
10(v)*	Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(vi)*	Employment Agreement between the Company and Bobby G. Solomon dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(vii)*	Employment Agreement between the Company and Kendell V. Tholstrom dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(viii)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 5, 2006)

14(i)*	Code of Ethics. (Incorporated by reference from Exhibit 14(i) to the Company’s Form 10-KSB for the fiscal year ending December 31, 2003, filed on April 14, 2004).

23(i)	Consent from Ryder Scott Petroleum Consultants

23(ii)	Consent of Hein & Associates, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.