Form 10-Q/A
period 2006-03-31
AMERICAN OIL & GAS INC
filed 2007-04-11
CIK 1120916

United States Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
The total shares of $.001 Par Value Common Stock outstanding at May 17, 2006 were 36,687,134.

EXPLANATORY NOTE
          In response to a Comment Letter received from the SEC Division of Corporation Finance and to subsequent management review of the Company’s 2005 financial statements previously filed, we are filing this Quarterly Report on Form 10-Q/A as an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, originally filed on May 19, 2006 (the “Original 10-Q”).
          This amendment reflects changes to our unaudited financials statements for the quarterly periods ended March 31, 2006 and March 31, 2005 as further described in Note 1 to the unaudited financial statements. Most notably, this amendment reflects the effects on our unaudited financial statements for the three-month period ended March 31, 2006 of the April 2, 2007 restatement of our 2005 audited financial statements to record the April 2005 merger of Tower Colombia Corporation as a purchase at fair values (rather than as a merger of entities under common control recorded at carry-over basis).
          For the financial statements for the three-month period ended March 31, 2006, the correction of accounting for the TCC Merger in April 2005:
•	decreased net income by $33,000 and

•	increased total assets by $16.2 million and total equity by $14.5 million at March 31, 2006, primarily due to recognition of $11.7 million in goodwill.
          This amendment also reflects our changes to Management’s Discussion and Analysis of Financial Condition and Results of Operation (in Item 2 of Part I) in light of the aforementioned changes to the unaudited financial statements.
          Other than the April 2, 2007 filing of Form 10-KSB/A for the year ended December, 31, 2005, this amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Accordingly, this Amendment should be read in conjunction with the registrants’ filings with the SEC subsequent to the filing of the Original 10-Q.

AMERICAN OIL & GAS, INC.
FORM 10-Q/A
INDEX

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$14,176,136	$6,022,822
Trade receivables	1,055,871	1,481,543
Prepaid expenses	123,521	156,475
Inventory	40,904	40,904

Total current assets	15,396,432	7,701,744

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $22,164,107 at 3/31/06 and $17,843,133 at 12/31/05)	25,578,459	26,547,922
Other property and equipment	77,005	68,023

Total property and equipment	25,655,464	26,615,945
Less-accumulated depreciation, depletion and amortization	(2,156,109)	(1,636,246)

Net property and equipment	23,499,355	24,979,699

OTHER ASSETS
Goodwill	11,670,468	11,670,468
Other intangible asset	735,000	780,000
Drilling prepayments	62,408	643,485

	$51,363,663	$45,775,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,835,774	$954,544
Preferred dividends payable	205,643	479,342

Total current liabilities	2,041,417	1,433,886

LONG-TERM LIABILITIES
Asset retirement obligations	110,245	117,011
Deferred income taxes	3,549,626	1,893,581

Total long-term liabilities	3,659,871	2,010,592

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value, authorized 400,000 shares
Issued and outstanding – 250,000 shares at 3/31/06 and 12/31/05. Redemption value of $13,705,643 at 3-31-06 and $13,979,342 at 12-31-05	250	250
Common stock, $.001 par value, authorized 100,000,000 shares
Issued and outstanding – 36,676,464 shares at 3/31/06 and 36,476,202 shares at 12/31/05	36,676	36,476
Additional paid-in capital	44,443,086	43,225,408
Deferred compensation	(89,775)	—
Retained earnings (accumulated deficit)	1,272,138	(931,216)

	45,662,375	42,330,918

	$51,363,663	$45,775,396

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
	2006	2005
REVENUES
Oil and gas sales	$1,570,852	$686,727

OPERATING EXPENSES
Lease operating	101,191	37,103
General and administrative	1,072,570	466,707
Depletion, depreciation and amortization	564,864	143,464
Accretion of asset retirement obligation	979	1,025

	1,739,604	648,299

(LOSS) INCOME FROM OPERATIONS	(168,752)	38,428
OTHER INCOME
Gain on sale of oil and gas properties (Note 4)	4,261,854	—
Investment income	32,598	23,234

	4,294,452	23,234

INCOME BEFORE INCOME TAXES	4,125,700	61,662

Income tax expense-current	—	—
Income tax expense-deferred	1,656,045	—

NET INCOME	2,469,655	61,662

Less dividends on preferred stock	(266,301)	(844)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,203,354	$60,818

NET INCOME PER COMMON SHARE:
Basic	$.06	$—
Diluted	$.06	$—

Weighted average common shares outstanding:
Basic	36,619,840	29,880,702
Diluted	37,535,516	30,493,352
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,469,655	$61,662
Adjustments to reconcile net income to net cash provided by operating activities:
Share based payments	498,360	—
Stock based compensation	46,500	—
Stock issued for services	—	41,500
Options issued for services	—	19,316
Deferred compensation	17,955	70,626
Deferred income taxes	1,656,045	—
Accretion of asset retirement obligation	979	1,025
Depletion, depreciation and amortization	564,864	143,464
Gain on sale of oil & gas properties	(4,261,854)	—
Changes in assets and liabilities:
Decrease (increase) in receivables	425,672	(437,376)
Decrease in prepaid expenses	32,954	6,502
Increase (decrease) in accounts payable and accrued liabilities	(285,305)	108,446

Net cash provided by operating activities	1,165,825	15,165

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for office equipment	(8,983)	(1,371)
Proceeds from the sale of oil and gas properties	10,678,504	—
Cash paid for oil and gas properties	(3,707,320)	(1,027,168)

Net cash (used) provided by investing activities	6,962,201	(1,028,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	25,288	152,600

Net cash provided by financing activities	25,288	152,600

NET (DECREASE) INCREASE IN CASH	8,153,314	(860,774)
CASH, BEGINNING OF PERIODS	6,022,822	5,251,889

CASH, END OF PERIODS	$14,176,136	$4,391,115

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Stock and share based compensation	$544,860	$—
Stock issued for services	$—	$41,500
Stock based deferred compensation	$17,955	$70,626
Preferred dividends paid in shares of common stock	$540,000	—
Drilling prepayments applied to drilling costs	$581,077	—
Warrants issued for oil and gas consulting services	$—	$10,536
Options issued for services	$—	$19,316
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
          We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB/A for the year ended December 31, 2005.
Nature of Business
          We are an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States.
          Our fiscal year end is December 31.
Note 1 — Restatement and Significant Accounting Policies
Restatement (dated as of April 11, 2007)
          We originally recorded the April 2005 Tower Colombia Corporation (“TCC”) merger as a roll-up of two oil and gas companies under common control, whereby the acquired TCC assets and liabilities were recorded at predecessor basis. In a review of the Company’s Form 10-KSB for the year ended December 31, 2005, the SEC staff questioned the appropriateness of accounting for the TCC merger at predecessor basis, rather than as a business combination for which TCC assets and liabilities would be recorded at fair values. Following further discussion with the SEC staff, we filed on April 2, 2007 Amendment No. 1 to our Annual Report on Form 10-KSB/A for 2005, restating our financial statements for the year ended December 31, 2005 to account for the TCC merger as a business combination for which assets and liabilities would be recorded at fair values.
          We later filed on April 2, 2007 our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) in which our financial statements for 2006 and 2005 reflect the effects of the 2005 restatement in the 2005 Form 10-KSB/A.
          The TCC merger in 2005 had no impact on the financial statements prior to 2005. The following two tables summarize the effect of the restatement on the Company’s Balance Sheet as of March 31, 2006 and its Statement of Operations for the three-month period ended March 31, 2006. In the tables, certain amounts previously reported have been reclassified to conform to the restated presentation. Such reclassifications have no effect on net income previously reported.

Table 1:	Summary of Our Consolidated Balance Sheet at March 31, 2006, as Previously Reported and as Restated

	As Previously	Adjustments		As
	Reported	TCC related	Other	Restated
ASSETS
Current Assets	$15,458,840	$—	$(62,408)	$15,396,432

Property and Equipment at Cost:
Oil and gas properties, evaluated	3,080,836	333,516	—	3,414,352
Oil and gas properties, unevaluated	18,674,588	3,489,519	—	22,164,107

Oil and gas properties, total cost	21,755,424	3,823,035	—	25,578,459
Other property and equipment	77,005	—	—	77,005

Total property and equipment	21,832,429	3,823,035	—	25,655,464
Less accumulated depreciation, depletion, and amortization	(2,101,109)	(55,000)		(2,156,109)

Net property and equipment	19,731,320	3,768,035	—	23,499,355
Goodwill	—	11,670,468	—	11,670,468
Other intangible assets	—	735,000	—	735,000
Drilling prepayments	—	—	62,408	62,408

Total assets	$35,190,160	16,173,503	—	$51,363,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$2,337,668	$—	$(296,251)	$2,041,417
Asset retirement obligations	110,245	—	—	110,245
Deferred income taxes	1,536,794	1,716,581	296,251	3,549,626
Stockholders’ Equity:
Preferred stock	250	—	—	250
Common stock	36,676	—	—	36,676
Additional paid-in capital	29,823,415	14,539,167	80,504	44,443,086
Deferred compensation	(89,775)			(89,775)
Retained earnings	1,434,887	(82,245)	(80,504)	1,272,138

Total equity	31,205,453	14,456,922	—	45,662,375

	$35,190,160	$16,173,503	$—	$51,363,663

Table 2:	Summary of Our Statement of Operations for the three-month period ended March 31, 2006, as Previously Reported and as Restated

	As Previously	Adjustments		As
	Reported	TCC related	Other	Restated
Revenue	$1,570,852	$—	$—	$1,570,852

Lease operating expenses	101,191	—	—	101,191
General and administrative expenses	1,072,570	—	—	1,072,570
Depreciation, depletion and amortization	504,864	60,000	—	564,864
Accretion of asset retirement obligation	979	—	—	979

Total operating expenses	1,679,604	60,000	—	1,739,604

(Loss) Income from operations	(108,752)	(60,000)		(168,752)
Gain on sale of oil and gas properties	4,254,854	7,000	—	4,261,854
Investment income	32,598	—	—	32,598

Income before income taxes	4,178,700	(53,000)	—	4,125,700
Income tax provision	1,676,045	(20,000)	—	1,656,045

Net income	2,502,655	(33,000)	—	2,469,655

	As Previously	Adjustments		As
	Reported	TCC related	Other	Restated
Dividends on preferred stock	266,301	—	—	266,301

Net income attributable to common stockholders	$2,236,354	$(33,000)	$—	$2,203,354

Net income per common share, basic and diluted	$0.06			$0.06
          The $60,000 increase in Depreciation, depletion and amortization expense consists of a $15,000 increase in amortization expense for oil and gas properties and a $45,000 per quarter amortization of Other Intangible Asset.
          The Other Adjustments shown in Tables 1 and 2 are for the following:
1.	Reclassification of the $296,251 current deferred income taxes as long-term deferred income taxes, because the associated timing differences relate to oil and gas properties, which are long-term assets,

2.	Reclassification from Current Assets to Long-Term Assets $62,408 in drilling prepayments, which are to be applied in drilling oil and gas wells, which are long-term assets, and

3.	Reclassification from Additional Paid-In Capital to Retained Earnings $80,504 in preferred stock dividend payments made prior to 2006.
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
          As discussed in Note 4, on March 31, 2006 we sold approximately 95% of our proved production and recorded a gain on the sale of $4.26 million ($2.57 million, net of tax). As is consistent for full cost accounting companies, the related revenues and expenses associated with these properties is being reflected as continuing operations.
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
          CEILING TEST - Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying period-end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Should this comparison indicate an excess carrying value, the excess is charged to earnings.
          REVENUE RECOGNITION AND GAS BALANCING - We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover a current imbalance situation. As of March 31, 2006 and 2005, our gas production is in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equals our entitled interest in gas production from those wells.
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
          We have only one business segment, oil and gas exploration and production. Within that segment we have only one reporting unit. Accordingly, the fair value of our one reporting unit generally approximates the fair value of our company’s stock. Since recording goodwill in April 2005 through March 31, 2006, the fair value of the Company’s outstanding preferred and common stock has substantially exceeded the carrying value (i.e., book value) of stockholders’ equity for the Company, and no impairment of recorded goodwill existed in 2005 or 2006 under the accounting rules of SFAS 142.
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

          NET EARNINGS (LOSS) PER SHARE - Basic earnings per share are computed by dividing net income attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
          The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the three months ended March 31, 2006 and March 31, 2005:

			Per
	Net		Share
Quarter ended March 31, 2006	Income	Shares	Amount
For basic earnings per share	$2,203,354	36,619,840	$0.06

Adjustments for dilution:
Stock options	—	892,074
Warrants	—	23,602
Convertible preferred stock	—	—

For diluted earnings per share	$2,203,354	37,535,516	$0.06

			Per
	Net		Share
Quarter ended March 31, 2005	Income	Shares	Amount
For basic earnings per share	$60,818	29,880,702	$—

Adjustments for dilution:
Stock options	—	493,000
Warrants	—	119,650
Convertible preferred stock	—	—

For diluted earnings per share	$60,818	30,493,352	$—

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

Net income to common stockholders	$60,818
Add stock-based compensation included in reported net income	19,316
Deduct stock-based compensation expense determined under fair value method	(51,915)

Pro forma net income	$28,219

Net income per share
As reported	$—
Pro forma	$—

     Stock Options as of the Quarterly Period Ended March 31, 2006
     The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:

		Wgtd. Average
	Number of Shares	Exercise Price
Options outstanding at January 1, 2006	1,459,010	$2.94
Granted	259,000	4.65
Exercised	—	—
Canceled or forfeited	—	—

Options outstanding at March 31, 2006	1,718,010	$3.20

Options exercisable at March 31, 2006	732,509	$2.18

The following table presents additional information related to the options outstanding at March 31, 2006:

			Weighted average
Exercise price	Number of shares		remaining contractual
per share	Outstanding	Exercisable	life (years)
$1.25	403,000	403,000	3.9
2.38	100,000	62,500	4.8
2.48	90,000	60,000	4.8
3.27	32,010	32,010	4.2
3.66	750,000	124,999	6.6
4.30	9,000	—	6.7
4.57	9,000	—	6.8
4.65	250,000	50,000	9.8
5.80	75,000	—	6.4

	1,718,010	732,509
Wgtd. Ave. remaining contractual life	6.2 years	4.5 years
Aggregate intrinsic value	$1,929,851	$822,832
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
Note 4 – Property and Equipment
     Property and equipment at March 31, 2006 consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$22,164,107
Evaluated costs	3,318,004
Asset retirement costs	96,348

25,578,459
Furniture and equipment	77,005

25,655,464
Less accumulated depreciation, depletion and amortization	(2,156,109)

Property and equipment	$23,499,355

     On March 31, 2006, we sold our interest in the Big Sky project, which represented approximately 95% of our oil and gas production revenue and approximately 88% of our proved oil and gas reserves. The contract sales price was $11.5 million and the effective date of the sale was February 1, 2006. The reconciliation of the gain on the sale is as follows:

Contract sales price	$11,500,000
Effective date adjustments	(821,496)

Adjusted sales price	10,678,504
Allocated basis using the fair market value approach	(6,416,650)

Gain on sale of oil and gas properties	4,261,854
Income tax effect	1,692,177

Gain on sale, net of income taxes	$2,569,677

Note 5 — Common Stock
     The following transactions occurred during the first quarter ended March 31, 2006 with regard to our common stock:
•	We issued 23,200 shares of common stock resulting from a warrant exercise at $1.09 per share and received proceeds of $25,265.
•	Common stock warrants were exercised for issuance of 11,600 shares of common stock at $0.75 per share. The terms of the warrants provided for a cashless exercise and 1,916 shares were used to exercise the warrants at the market price of $4.54 per share, resulting in issuance of a net amount of 9,684 shares of common stock.
•	We issued a total of 27,000 shares of common stock to a consulting firm who is assisting us with our investor relations program. The firm vests ownership of these shares at the rate of 1,500

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
Note 6 – Preferred Stock
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
Note 8 – Subsequent Events
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
Note 9 – Commitments and Contingencies
     We may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although we believe we have complied with the various laws and regulations, new rulings and interpretations may require us to make future adjustments.

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
     This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors,” those described in our annual report on Form 10-KSB/A for the year ended December 31, 2005, and those described from time to time in our future reports filed with the SEC.
Overview
     We are an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States. The following oil and gas exploration/development project updates should be read in conjunction with our annual report on Form 10-KSB/A for our fiscal year ended December 31, 2005.
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

Douglas Project and Fetter Prospect — Powder River Basin, Wyoming
     On March 14, 2006, we announced a joint venture agreement with Turnkey E&P Corporation (“Turnkey”), a wholly owned subsidiary of Calgary, Alberta based Turnkey E&P Inc., to drill the next two wells, with the option for a third well, at our Fetter project. Turnkey will apply casing drilling technology to the field through the use of one of its four purpose-built casing drilling rigs. The first well is expected to commence drilling by the end of the second quarter of 2006.
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

Krejci Oil Project (Powder River Basin, Wyoming)
     On March 17, 2006 we signed a drilling and participation agreement with Brigham Oil & Gas, L.P. (“Brigham”), a wholly owned subsidiary of Austin, Texas based Brigham Exploration Company, to participate in the initial drilling on our Krejci project. Under the terms of the agreement, Brigham will fund 100% of the drilling and completion costs (including surface oil production facilities), of a two well horizontal drilling program. Brigham will carry us for our retained 45% ownership in all drilling and completion costs in these first two wells. Brigham will own a 50% interest in each of the first two wells; we will own 45% and North Finn, LLC (“North Finn”) will own the remaining 5%. The first well is scheduled to commence drilling in July 2006, subject to securing an appropriate drilling rig, with the second well to commence within 120 days from rig release of the first.
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
Results of Operations
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005. It also should be read in conjunction with the financial statements and notes thereto included in this report.
The quarter ended March 31, 2006 compared with the quarter ended March 31, 2005.
     We recorded net income attributable to common stockholders of $2,203,354 (six cents per common share, basic and diluted) for the quarter ended March 31, 2006, as compared to net income attributable to common stockholders of $60,818 (no cents per common share, basic and diluted) for the quarter ended March 31, 2005. Included in the net income for 2006 is a gain from the sale of our Big Sky oil and gas project of $4,261,854 ($2,569,677 after tax effect of $1,692,177). The Big Sky project accounted for approximately 95% of our oil and gas production and revenues for the first quarter 2006. As a result of the sale, we will not have any significant production revenue unless and until we are able to establish commercial production in connection with our new drilling activities planned for 2006 or in connection with other drilling or acquisition activities. Accordingly, neither the oil and gas operations reflected in the quarter ended March 31, 2006 nor the comparisons of oil and gas operations for the quarter ended March 31, 2005 to March 31, 2006, are indicative of future oil and gas operations.
     For the quarter ended March 31, 2006, we recorded total oil and gas revenues of $1,570,852. We recorded revenues of $1,370,416 from the sale of 24,933 barrels of oil (“Bbls”) for an average price of $54.96 per Bbl, and $200,436 in revenues from the sale of 23,038 Mcf of natural gas for an average price of $8.70 per Mcf. For the quarter ended March 31, 2005, we recorded $686,727 in total revenues from oil and gas operations. We recorded $625,737 in oil revenues from the sale of 13,726 Bbls, for an average price of $45.59 per Bbl, and $60,990 in revenues from the sale of 10,069 Mcf of natural gas for an average price of $6.06 per Mcf. Lease operating expenses and production taxes were $101,191 ($3.52 per barrel of oil equivalent (“boe”) produced) for the quarter ended March 31, 2006 and $37,103 ($2.41 per boe) for the quarter ended March 31, 2005. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations of $515,899 ($17.93 per boe) for the quarter ended March 31, 2006 and $141,022 ($9.15 per boe) for the quarter ended March 31, 2005.
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
Liquidity and Capital Resources
     At March 31, 2006, we had $13.4 million in working capital. We had cash and cash equivalents at March 31, 2006 of $14.2 million. Our sources and uses of cash were as follows:
     Net Cash Provided By Operating Activities – Our net cash provided by operating activities increased from $15,165 during the quarter ended March 31, 2005, to $1,165,825 for the quarter ended March 31, 2006 primarily due to higher oil and gas production and higher oil and gas prices resulting in increased oil and gas revenues. Because of the sale of our Big Sky project, which accounted for approximately 95% of our oil and gas revenues during these periods, we expect that our future operating activities will result in a use of cash, unless and until we can establish meaningful cash flow from our drilling operations planned for 2006 or from other drilling or acquisition activities.
     Net Cash Provided By or Used In Investing Activities – During the quarter ended March 31, 2006, we sold our ownership interests in our Big Sky Project and received $10.7 million in net proceeds from the sale. During this same period, we spent $3.7 million for oil and gas related expenditures. During the corresponding prior year quarter ended March 31, 2005, we spent $1.0 million for oil and gas related expenditures. We reinvest a substantial portion of our cash in our oil and gas related drilling, acquisition, land and geophysical activities.
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

     Net Cash Provided By Financing Activities – During the quarter ended March 31, 2006, we had $25,288 in net cash provided by financing activities resulting from the exercise of common stock warrants. During the quarter ended March 31, 2005, we had $152,600 in net cash provided by financing activities resulting from the exercise of common stock warrants.
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
PART II.
OTHER INFORMATION
Item 1A – RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1 Description of Business” in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB/A, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2005 annual report on Form 10-KSB/A
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

Signatures	Title	Date
/s/ Patrick D. O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors	April 11, 2007

/s/ Joseph B. Feiten Joseph B. Feiten	Chief Financial Officer	April 11, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	906 Certification of Chief Executive Officer

32.2	906 Certification of Chief Financial Officer