Form 10-Q/A
period 2006-06-30
AMERICAN OIL & GAS INC
filed 2007-04-11
CIK 1120916

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

EXPLANATORY NOTE
     In response to a Comment Letter received from the SEC Division of Corporation Finance and to subsequent management review of the Company’s 2005 financial statements previously filed, we are filing this Quarterly Report on Form 10-Q/A as an amendment to our Quarterly Report on Form 10-Q for the three and six- month periods ended June 30, 2006, originally filed on August 11, 2006 (the “Original 10-Q”).
     As further explained in Note 1 to these financial statements, this amendment reflects changes to our unaudited financials statements for the three and six month periods ended June 30, 2006 and June 30, 2005. Most notably, this amendment reflects the effects on our unaudited financial statements for the three and six-month periods ended June 30, 2006 and June 30 2005 resulting from the April 2, 2007 restatement of our 2005 audited financial statements to record the April 2005 merger of Tower Colombia Corporation as a purchase at fair values (rather than as a merger of entities under common control recorded at carry-over basis). These financial statements also include a change to the Consolidated Statement of Cash Flows for the six-month period ending June 30, 2006 to reflect the payment of preferred dividends with common stock as a non-cash financing activity.
     For the financial statements for the three and six-month periods ended June 30, 2006, the correction of accounting for the TCC Merger in April 2005 decreased net income by $125,000 and $158,000, respectively, and increased total assets by $15.9 million and total equity by $14.3 million at June 30, 2006, primarily due to recognition of $11.7 million in goodwill.
     For the financial statements for both the three and six-month periods ended June 30, 2005, the correction of accounting for the TCC Merger in April 2005 decreased net income by $44,000.
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

AMERICAN OIL & GAS, INC.
FORM 10-Q/A
INDEX

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,
	(UNAUDITED)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$13,043,189	$6,022,822
Short-term investments (Note 5)	4,280,000	—
Trade receivables	698,492	1,481,543
Receivable for sale of oil and gas properties	3,699,312	—
Inventory	40,904	40,904
Advances and prepaid expenses	247,606	156,475

Total Current Assets	22,009,503	7,701,744

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $20,369,282 at 6/30/06 and $17,843,133 at 12/31/05)	23,557,874	26,547,922
Other property and equipment	187,135	68,023

Total property and equipment	23,745,009	26,615,945
Less accumulated depreciation, depletion and amortization	(2,255,402)	(1,636,246)

Net property and equipment	21,489,607	24,979,699

OTHER ASSETS
Goodwill	11,670,468	11,670,468
Investment in Equity Securities (Note 5)	1,610,000	—
Other intangible assets	690,000	780,000
Drilling prepayments and other	20,043	643,485

	$57,489,621	$45,775,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$395,240	$954,544
Deferred income taxes	1,249,680	—
Preferred dividends payable	474,903	479,342

Total current liabilities	2,119,823	1,433,886

LONG TERM LIABILITIES
Asset retirement obligations	112,267	117,011
Deferred income taxes	5,174,038	1,893,581
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value, authorized 400,000 shares Issued and outstanding – 250,000 shares at 6/30/06 and 12/31/2005. Redemption value of $13,974,903 at 6/30/06; $13,979,342 at 12/31/05	250	250
Common stock, $.001 par value, authorized 100,000,000 shares; Issued and outstanding – 36,724,209 shares at 6/30/06, 36,476,202 at 12/31/05	36,724	36,476
Additional paid-in capital	44,853,426	43,225,408
Deferred compensation	(71,820)	—
Retained earnings/(accumulated deficit)	3,234,593	(931,216)
Accumulated other comprehensive income	2,030,320	—

	50,083,493	42,330,918

	$57,489,621	$45,775,396

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Oil and gas sales	$259,033	$1,239,042	$1,829,885	$1,925,769
Service fee	1,530,000	—	1,530,000	—

	1,789,033	1,239,042	3,359,885	1,925,769

OPERATING EXPENSES
Lease operating	64,602	57,400	165,793	94,503
General and administrative	758,749	665,303	1,831,319	1,132,010
Depletion, depreciation and amortization	144,292	417,507	709,156	560,971
Accretion of asset retirement obligation	808	1,062	1,787	2,087

	968,451	1,141,272	2,708,055	1,789,571

INCOME FROM OPERATIONS	820,582	97,770	651,830	136,198
OTHER INCOME
Gain on sale of oil and gas properties (Note 4)	2,897,616	—	7,159,470	—
Investment income	137,929	17,642	170,527	40,876

	3,035,545	17,642	7,329,997	40,876

INCOME BEFORE INCOME TAXES	3,856,127	115,412	7,981,827	177,074

Income tax expense (reduction)-deferred	1,624,412	—	3,280,457	—

NET INCOME	2,231,715	115,412	4,701,370	177,074

Less dividends on preferred stock	(269,260)	—	(535,561)	—

NET INCOME TO COMMON STOCKHOLDERS	$1,962,455	$115,412	$4,165,809	$177,074

NET INCOME PER COMMON SHARE -BASIC	$0.05	$0.00	$0.11	$0.01

NET INCOME PER COMMON SHARE - DILUTED	$0.05	$0.00	$0.11	$0.01

Basic Weighted Average Common Shares Outstanding	36,687,937	34,437,740	36,654,267	32,171,810

Diluted Weighted Ave. Common Shares Outstanding	37,270,724	34,942,411	37,237,054	32,613,195

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,701,370	$177,074
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of oil & gas properties	(7,159,470)	—
Deferred income taxes	3,280,457	—
Depletion, depreciation and amortization	709,156	560,971
Share-based compensation	885,467	143,883
Deferred compensation	35,910	141,250
Accretion of asset retirement obligati	1,787	2,087
Changes in current assets and liabilities, net of effects of property acquisitions and divestitures:
Decrease (increase) in receivables	783,051	(866,554)
(Increase) in short-term investments, net of unrealized gains	(1,000,000)	—
Decrease in advances and prepaid expenses	(91,131)	22,406
Increase in accounts payable and accrued liabilities	310,066	838,877

Net cash provided by operating activities	2,456,663	1,019,994

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and gas properties	14,224,712	—
Cash paid to acquire oil and gas properties	(8,016,965)	(3,606,770)
Cash paid for office equipment and office lease improvements	(119,112)	(1,371)
Investment in Equity Securities (Note 5)	(1,610,000)	—
Cash paid for drilling bond deposit	(10,000)	—

Net cash (used) provided by investing activities	4,468,635	(3,608,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	95,069	152,600
Preferred dividends paid in cash		(18,864)
Cash received from acquired company	—	1,795

Net cash provided by financing activities	95,069	135,531

NET (DECREASE) INCREASE IN CASH	7,020,367	(2,452,616)
CASH, BEGINNING OF PERIODS	6,022,822	5,251,889

CASH, END OF PERIODS	$13,043,189	$2,799,273

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$170,000	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Property sales proceeds in the form of a receivable	$3,699,312	$—
Preferred dividends paid in shares of common stock	$540,000	$—
Stock issued for acquired company	$—	$656,833
Stock and share based compensation	$885,467	$306,205
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
     Our fiscal year end is December 31.
Note 1 – Restatement and Significant Accounting Policies
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
     The following two tables summarize the effect of the restatement on the Company’s Balance Sheet as of June 30, 2006 and its Statement of Operations for the six-month period ended June 30, 2006. In the tables, certain amounts previously reported have been reclassified to conform to the restated presentation. Such reclassifications have no effect on net income previously reported.

Table 1:	Summary of Our Consolidated Balance Sheet at June 30, 2006, as Previously Reported and as Restated

	As Previously	Adjustments		As
	Reported	TCC related	Other	Restated
ASSETS
Current Assets	$22,019,546	$—	$(10,043)	$22,009,503

Property and Equipment at Cost:
Oil and gas properties, evaluated	2,913,076	275,516	—	3,188,592
Oil and gas properties, unevaluated	16,879,763	3,489,519	—	20,369,282

Oil and gas properties, total cost	19,792,839	3,765,035	—	23,557,874
Other property and equipment	187,135	—	—	187,135

Total property and equipment	19,979,974	3,765,035	—	23,745,009
Less accumulated depreciation, depletion, and amortization	(2,102,402)	(153,000)	—	(2,255,402)

Net property and equipment	17,877,572	3,612,035	—	21,489,607
Investment in equity securities	1,610,000	—	—	1,610,000
Goodwill	—	11,670,468	—	11,670,468
Other intangible assets	—	690,000	—	690,000
Drilling prepayments and other	10,000	—	10,043	20,043

Total assets	$41,517,118	$15,972,503	$—	$57,489,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$2,416,186	$—	$(296,363)	$2,119,823
Asset retirement obligations	112,267	—	—	112,267
Deferred income taxes	3,237,094	1,640,581	296,363	5,174,038
Stockholders’ Equity:
Preferred stock	250	—	—	250
Common stock	36,724	—	—	36,724
Additional paid-in capital	30,233,755	14,539,167	80,504	44,853,426
Deferred compensation	(71,820)	—	—	(71,820)
Retained earnings	3,522,342	(207,245)	(80,504)	3,234,593
Other comprehensive income	2,030,320	—	—	2,030,320

Total equity	35,751,571	14,331,922	—	50,083,493

	$41,517,118	$15,972,503	$—	$57,489,621

Table 2:	Summary of Our Statement of Operations for the six-month period ended June 30, 2006, as Previously Reported and as Restated

	As Previously	Adjustments		As
	Reported	TCC related	Other	Restated
Revenue	$3,359,885	$—	$—	$3,359,885

Lease operating expenses	165,793	—	—	165,793
General and administrative expenses	1,831,319	—	—	1,831,319
Depreciation, depletion and amortization	506,156	203,000	—	709,156
Accretion of asset retirement obligation	1,787	—	—	1,787

Total operating expenses	2,505,055	203,000	—	2,708,055

(Loss) Income from operations	854,830	(203,000)	—	651,830
Gain on sale of oil and gas properties	7,210,470	(51,000)	—	7,159,470
Investment income	170,527	—	—	170,527

Income before income taxes	8,235,827	(254,000)	—	7,981,827
Income tax provision	3,376,457	(96,000)	—	3,280,457

Net income	4,859,370	(158,000)	—	4,701,370

	As Previously	Adjustments		As
	Reported	TCC related	Other	Restated
Dividends on preferred stock	535,561	—	—	535,561

Net income attributable to common stockholders	$4,323,809	$(158,000)	$—	$4,165,809

Net income per common share, basic and diluted	$0.12	$(0.01)	$—	$0.11
     The Other Adjustments shown in Tables 1 and 2 are for the following:
1.	Reclassification of the $296,363 current deferred income taxes as long-term deferred income taxes, because the associated timing differences relate to oil and gas properties, which are long-term assets,
2.	Reclassification from Current Assets to Long-Term Assets $10,043 in drilling prepayments, which are to be applied in drilling oil and gas wells, which are long-term assets, and
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
     SHORT-TERM INVESTMENTS – Short- term investments consist of (i) readily marketable securities expected to be sold within one year and (ii) unregistered securities expected to be readily marketable and sold within one year. Short-term investments are carried at fair value. For investments bought and held principally to sell short-term, changes in fair value are reflected in current income. For other short-term investments, referred to as “available-for-sale,” changes in fair value are reflected, net of related deferred income taxes, in Other Comprehensive Income in the Equity section of the Balance Sheet. If an available-for-sale investment has a net unrealized loss that is considered permanent, such loss is recognized in the current income statement.
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
     As discussed in Note 4, on March 31, 2006 we sold a property having approximately 88% of our proved reserves and recorded a gain on the sale of $4.26 million ($2.57 million, net of tax). As is consistent for full cost accounting companies, the related revenues and expenses associated with the property sold has been reflected as continuing operations.
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
     We have only one business segment, oil and gas exploration and production. Within that segment we have only one reporting unit. Accordingly, the fair value of our one reporting unit generally approximates the fair value of our company’s stock. Since recording goodwill in April 2005 through June 30, 2006, the fair value of the Company’s outstanding preferred and common stock has substantially exceeded the carrying value (i.e., book value) of stockholders’ equity for the Company, and no impairment of recorded goodwill existed in 2005 or 2006 under the accounting rules of SFAS 142.
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
     The following table summarizes the calculations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income to common stock holders	$1,962,455	$115,412	$4,165,809	$177,074
Adjustments for dilution	—	—	—	—

Net income adjusted for effects of dilution	$1,962,455	$115,412	$4,165,809	$177,074

Basic Weighted Ave. Common Shares Outstanding	36,687,937	34,437,740	36,654,267	32,171,810
Add dilutive effects of options and warrants	582,787	504,671	582,787	441,385
Add dilutive effects of convertible preferred stock	—	—	—	—

Diluted Weighted Ave. Common Shares Outstanding	37,270,724	34,942,411	37,237,054	32,613,195

Net income per common share — basic	$0.05	$0.00	$0.11	$0.01
Net income per common share — diluted	$0.05	$0.00	$0.11	$0.01

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
     The adoption of SFAS 123(R) resulted in additional share-based compensation expense for the three-month and six-month periods ended June 30, 2006 of $340,581 and $885,467, respectively. This expense reduced basic and diluted earnings per share by $0.01 and $0.02 for the three-month and six-month periods ended June 30, 2006.
     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The following assumptions were used for the significant options granted in the six-month periods ended June 30, 2006 and June 30, 2005:

	June 30, 2006	June 30, 2005
Expected option life (in years)	5 – 8	5
Expected volatility over option life	33% – 63%	58% – 71%
Risk-free interest rate	4.5% – 5.2%	3.09 – 3.36%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%
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

	Three-month	Six-Month
	Period	Period
Net income to common stockholders, as reported	$115,412	$177,074
Add stock-based compensation included in reported net income	134,375	153,691
Deduct stock-based compensation determined under fair value method	(340,259)	(392,174)

	Three-month	Six-Month
	Period	Period
Pro forma net income	$(90,472)	$(61,409)

Net income (loss) per common share – basic and diluted
As reported	$0.00	$0.01
Pro forma	$0.00	$0.00

Net income per common share — diluted
As reported	$0.00	$0.01
Pro forma	$0.00	$0.00
     Stock Options as of the Quarterly Period Ended June 30, 2006
     The following table summarizes stock options outstanding and changes during the six-month period ended June 30, 2006:

		Wgtd. Average
	Number of shares	Exercise Price
Options outstanding at December 31, 2005	1,459,010	$2.94
Granted	509,000	$4.80
Less Exercised	(21,340)	$3.27
Less Canceled or forfeited	—	—

Options outstanding at June 30, 2006	1,946,670	$2.79
Options exercisable at June 30, 2006	898,668	$2.52
     The following table presents additional information related to the options outstanding at June 30, 2006:

			Weighted average
Exercise price	Number of shares		remaining contractual
per share	Outstanding	Exercisable	life (years)
$1.25	403,000	403,000	3.7
2.38	100,000	75,000	4.5
2.48	90,000	60,000	4.5
3.27	10,670	10,670	3.9
3.66	750,000	249,998	6.3
4.30	9,000	—	6.4
4.57	9,000	—	6.6
4.65	250,000	50,000	9.6
4.95	250,000	50,000	10.0
5.80	75,000	—	6.2

	1,946,670	898,668

Wgtd. Ave. remaining contractual life	6.5 years	5.2 years
Aggregate intrinsic value	$4,681,046	$2,403,153
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
     We recorded deferred income tax provisions of $1,624,412 and $3,280,457 for the three –month period and six-month period ended June 30, 2006, respectively. The provisions were based on a projected effective tax rate of 41% for the 2006 taxable year. The estimated combined statutory rate is 38.1% for federal and state income taxes. A reconciliation of the deferred tax provision with the deferred income tax liability accounts is provided below:

	Net Deferred Income Tax Liability
	Current	Long-term
Balance as of December 31, 2005	$—	$1,893,581
Add deferred income tax provision, six months ended 6/30/06	—	3,280,457
Deferred taxes on unrecognized gain reflected in other comprehensive income (See Note 5.)	1,249,680

Balance as of June 30, 2006	$1,249,680	$5,174,038

Note 4 – Property and Equipment
     Property and equipment at June 30, 2006 consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$20,369,282
Evaluated costs (including $97,562 in asset retirement costs)	3,188,592

23,557,874
Furniture and equipment	187,135

23,745,009
Less accumulated depreciation, depletion and amortization	(2,255,402)

Property and equipment	$21,489,607

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
The Quarter Ended June 30, 2006 Compared with the Quarter Ended June 30, 2005
     We recorded net income attributable to common stockholders of $1,962,455 (five cents per common share, basic and diluted) for the quarter ended June 30, 2006, as compared to net income attributable to common stockholders of $115,412 (no cents per common share, basic and diluted) for the quarter ended June 30, 2005. Included in the net income for 2006 are (i) $2,897,616 in gains from the sale of working interests in unevaluated properties and (ii) $1,530,000 in service fee revenue. For the quarter ended June 30, 2005, we had no recognized gain from property sales and no service fee revenue.

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

	Three months ended June 30,
	2006	2005
Oil sold (barrels)	3,874	22,233
Average oil price	$54.64	$50.97

Oil revenue	$211,694	$1,133,297

Gas sold (mcf)	6,753	16,094
Average gas price	$7.01	$6.57

Gas revenue	$47,339	$105,745

Total oil and gas revenues	$259,033	$1,239,042
Less lease operating expenses	(64,602)	(57,400)
Oil & gas amortization expense	(94,527)	(387,874)

Producing revenues less direct expenses	99,904	793,768
Less depreciation of office facilities	(5,573)	(695)
Less amortization of other intangible asset	(45,000)	(30,000)
Less general and administrative expenses	(758,749)	(665,303)
Add service fee revenue	1,530,000	—

Income from operations	$820,582	$97,770

Total barrels of oil equivalent (“boe”) sold	5,000	24,915
Lease operating expense per boe sold	$12.92	$2.30
Amortization expense per boe sold	$18.91	$15.57
     For interim reporting, we use the year-to-date method of calculating amortization. The sales of two oil and gas properties in the second quarter of 2006, preceded by the March 31, 2006 sale of our major producing property changed our oil & gas property amortization rate from $17.93/boe for the first quarter of 2006 to $18.91/boe for the six-month period ended June 30, 2006.
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
     At March 31, 2006, we had anticipated paying income tax in 2006 and recorded a $296,251 income tax provision for the quarter ended March 31, 2006. We now anticipate not being required to pay income taxes for 2006 primarily due to the deduction of US intangible well costs expected to be incurred in 2006. We are exempt from paying Alternative Minimum Tax in 2006. Accordingly, for the quarter ended June 30, 2006, our current portion of income tax expense was a $296,251 tax reduction. The same projected deduction for intangible well costs (which are capitalized for financial reporting) contributed to a projected deferred income tax provision effective rate of 41% for the year 2006. Applying that rate for the six-months ended June 30, 2006 determined the $1,624,412 deferred tax provision recorded for the three months ended June 30, 2006.
     We recorded $269,260 in preferred stock dividends for the quarter ended June 30, 2006. We had no preferred stock outstanding in the corresponding quarter of 2005. The Series A Convertible Preferred Stock was converted into common shares during January 2005. The Series AA preferred stock was issued in July 2005.
The Six-month Period ended June 30, 2006 Compared with the Six-month Period ended June 30, 2005
     We recorded net income attributable to common stockholders of $4,165,809 (11 cents per common share, basic and diluted) for the six-month period ended June 30, 2006, as compared to net income attributable to common stockholders of $177,074 (one cent per common share, basic and diluted) for the six-month period ended June 30, 2005. Included in the net income for 2006 are (i) $7,159,470 in gains ($4.5 million after tax effect) from the sale of oil and gas properties and (ii) $1,530,000 in service fee revenue. For the six months ended June 30, 2005, we had no recognized gain from property sales and no service fee revenue.
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

	Six months ended June 30,
	2006	2005
Oil sold (barrels)	28,807	35,958
Average oil price	$54.92	$48.92

Oil revenue	$1,582,109	$1,759,034

Gas sold (mcf)	29,790	26,163
Average gas price	$8.32	$6.37

Gas revenue	$247,776	$166,735

Total oil and gas revenues	$1,829,885	$1,925,769
Less lease operating expenses	(165,793)	(94,503)
Less oil & gas amortization expense	(610,426)	(486,695)

	1,053,666	1,344,571
Producing revenues less direct expenses

	Six months ended June 30,
	2006	2005
Less depreciation of office facilities	(10,517)	(1,363)
Less amortization of other intangible asset	(90,000)	(75,000)
Less general and administrative expenses	(1,831,319)	(1,132,010)
Add service fee revenue	1,530,000	—

Income from operations	$651,830	$136,198

Total barrels of oil equivalent (“boe”) sold	33,772	40,319
Lease operating expense per boe sold	$4.91	$2.34
Amortization expense per boe sold	$18.07	$12.07
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
     For the six months ended June 30, 2006, we recorded a $3,280,457 provision for deferred income taxes and recorded a zero provision for the six months ended June 30, 2005. The $3,280,457 provision reflects a projected 41% effective deferred tax rate for 2006. The projected rate arises from (1) $6 million in projected deductible drilling costs in the last half of 2006 and (2) the taxable gains on sales of property in the first six months of 2006.
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