Form 10-Q/A
period 2006-09-30
AMERICAN OIL & GAS INC
filed 2007-04-11
CIK 1120916

United States Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
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
The total number of shares of the registrant’s $.001 par value common stock outstanding at November 11, 2006 was 38,903,994.

EXPLANATORY NOTE
     In response to a Comment Letter received from the SEC Division of Corporation Finance and to subsequent management review of the Company’s 2005 financial statements previously filed, we are filing this Quarterly Report on Form 10-Q/A as an amendment to our Quarterly Report on Form 10-Q for the three and nine- month periods ended September 30, 2006, originally filed on November 17, 2006 (the “Original 10-Q”).
     As further explained in Note 1 to these financial statements, this amendment reflects changes to our unaudited financials statements for the three and nine-month periods ended September 30, 2006 and September 30, 2005. Most notably, this amendment reflects the effects on our unaudited financial statements for the three and nine-month periods ended September 30, 2006 and September 30 2005 resulting from the April 2, 2007 restatement of our 2005 audited financial statements to record the April 2005 merger of Tower Colombia Corporation as a purchase at fair values (rather than as a merger of entities under common control recorded at carry-over basis). These financial statements also include a change to the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2006 to reflect the payment of preferred dividends with common stock as a non-cash financing activity.
     For the financial statements for the three and nine-month periods ended September 30, 2006, the correction of accounting for the TCC Merger in April 2005 decreased net income by $330,000 and $488,000, respectively, and increased total assets by $15.4 million and total equity by $14.0 million at September 30, 2006, primarily due to recognition of $11.7 million in goodwill.
     For the financial statements for the three and nine-month periods ended September 30, 2005, the correction of accounting for the TCC Merger in April 2005 decreased net income by $60,000 and $104,000, respectively.
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

AMERICAN OIL & GAS, INC.
FORM 10-Q/A

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
	(UNAUDITED)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 1)	$8,550,802	$6,022,822
Short-term investments (Note 5)	10,962,000	—
Trade receivables	355,271	1,481,543
Receivable for sale of oil and gas properties	2,484,362	—
Inventory	40,904	40,904
Prepaid expenses	201,690	156,475

Total current assets	22,595,029	7,701,744

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $37,224,440 at 9/30/06 and $17,843,133 at 12/31/05)	40,779,123	26,547,922
Other property and equipment	211,937	68,023

Total property and equipment	40,991,060	26,615,945
Less accumulated depreciation, depletion and amortization	(2,396,401)	(1,636,246)

Net property and equipment	38,594,659	24,979,699

OTHER ASSETS
Goodwill	11,670,468	11,670,468
Other intangible asset	645,000	780,000
Drilling prepayments	1,732,101	643,485
Other assets	10,000	—

	$75,247,257	$45,775,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,103,040	$954,544
Asset retirement obligations	177,527	—
Deferred income taxes	3,183,240	—
Preferred dividends payable	207,122	479,342

Total current liabilities	4,670,929	1,433,886

LONG TERM LIABILITIES
Asset retirement obligations	87,172	117,011
Deferred income taxes	4,699,323	1,893,581
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value, authorized 400,000 shares
Issued and outstanding – 250,000 shares at 9/30/06 and 12/31/05. Redemption value of $13,707,122 at 9/30/06; $13,979,342 at 12/31/05	250	250
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding – 38,903,994 shares at 9/30/06 and 36,476,202 at 12/31/05	38,904	36,476
Additional paid-in capital	58,933,957	43,225,408
Deferred compensation	(53,865)	—
Retained earnings (accumulated deficit)	1,700,699	(931,216)
Accumulated other comprehensive income	5,169,888	—

	65,789,833	42,330,918

	$75,247,257	$45,775,396

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Oil and gas sales	$216,347	$1,529,288	$2,046,232	$3,455,057
Service fee	—	—	1,530,000	—

	216,347	1,529,288	3,576,232	3,455,057

OPERATING EXPENSES
Lease operating	56,300	60,363	222,093	154,866
General and administrative	963,992	504,469	2,795,311	1,636,478
Depletion, depreciation and amortization	187,715	566,899	896,871	1,127,870
Accretion of asset retirement obligation	6,556	22	8,343	2,109
Impairment	860,000	—	860,000	—

	2,074,563	1,131,753	4,782,618	2,921,323

INCOME (LOSS) FROM OPERATIONS	(1,858,216)	397,535	(1,206,386)	533,734

OTHER INCOME
Gain on sale of oil and gas properties (Note 4)	—	—	7,159,470	—
Investment income	122,954	80,993	293,481	121,868

	122,954	80,993	7,452,951	121,868

INCOME (LOSS) BEFORE INCOME TAXES	(1,735,262)	478,528	6,246,565	655,602

Income tax expense (reduction)-current	—	—	—	—
Income tax expense (reduction)-deferred	(473,587)	—	2,806,870	—

NET INCOME (LOSS)	(1,261,675)	478,528	3,439,695	655,602
Less dividends on preferred stock	(272,219)	(207,123)	(807,780)	(207,123)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(1,533,894)	$271,405	$2,631,915	$448,479

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.04)	$0.01	$0.07	$0.01

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.04)	$0.01	$0.07	$0.01

Basic Weighted Ave. Common Shares Outstanding	37,049,751	35,788,702	36,835,697	33,390,689

Diluted Weighted Ave. Common Shares Outstanding	37,049,751	36,541,452	37,298,736	34,307,183

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,439,695	$655,602
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of oil & gas properties	(7,159,470)	—
Service Fee in the form of a convertible note (Note 5)	(1,530,000)	—
Deferred income taxes	2,806,870	—
Depletion, depreciation and amortization	896,871	1,127,870
Impairment provision	860,000	—
Share-based compensation	1,280,152	394,449
Accretion of asset retirement obligation	8,343	2,109
Changes in current assets and liabilities, net of effects of property acquisitions and divestitures:
Decrease (increase) in receivables	1,126,272	(463,162)
Decrease (increase) in prepaid expenses	(45,215)	43,702
Increase in accounts payable and accrued liabilities	266,752	3,045,671

Net cash provided by operating activities	1,950,270	4,806,241

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from the sale of oil and gas properties	14,359,662	—
Cash paid to acquire, explore and develop oil and gas properties	(12,667,666)	(9,277,526)
Cash paid for office equipment and office lease improvements	(145,630)	(1,371)
Drilling prepayments	(1,088,616)	—
Cash paid for drilling bond deposit	(10,000)	—

Net cash (used) provided by investing activities	447,750	(9,278,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	13,500,000
Proceeds from exercise of common stock warrants	129,960	152,600
Cash paid for offering costs	—	(584,167)
Other	—	(17,069)

Net cash provided by financing activities	129,960	13,051,364

NET INCREASE IN CASH	2,527,980	8,578,708
CASH, BEGINNING OF PERIODS	6,022,822	5,251,889

CASH, END OF PERIODS	$8,550,802	$13,830,597

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for income taxes	$170,000	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Property sales proceeds in the form of a receivable	$2,484,362	$—
Property sold in exchange for a convertible note (Note 5)	$1,080,000	$—
Finder’s fee received in the form of a convertible note (Note 5)	$1,530,000	$—
Conversion of notes receivable into equity securities (Note 5)	$2,610,000	$—
Unrealized gain on investment in equity securities net of deferred taxes	$5,169,888	$—
Preferred dividends paid in shares of common stock	$1,080,000	$—
Warrants issued for placement fees	$—	$575,544
Other share-based compensation for services	$1,280,152	$394,449
Share-based compensation for oil & gas interests	$13,167,000	$—
Stock issued for acquired company	$—	$656,833
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
     The following two tables summarize the effect of the restatement on the Company’s Balance Sheet as of Septebmer 30, 2006 and its Statement of Operations for the nine-month period ended September 30, 2006. In the tables, certain amounts previously reported have been reclassified to conform to the restated presentation. Such reclassifications have no effect on net income previously reported.

Table 1:	Summary of Our Consolidated Balance Sheet at September 30, 2006, as Previously Reported and as As Restated

	As Previously	Adjustments		As
	Reported	TCC related	Other	Restated
ASSETS
Current Assets	$24,327,131	$—	$(1,732,102)	$22,595,029

Property and Equipment at Cost:
Oil and gas properties, evaluated	3,469,239	85,443	1	3,554,683
Oil and gas properties, unevaluated	34,004,849	3,219,592	(1)	37,224,440

Oil and gas properties, total cost	37,474,088	3,305,035	—	40,779,123
Other property and equipment	211,936	—	1	211,937

Total property and equipment	37,686,024	3,305,035	1	40,991,060
Less accumulated depreciation, depletion, and amortization	(2,215,401)	(181,000)		(2,396,401)

Net property and equipment	35,470,623	3,124,035	1	38,594,659
Goodwill	—	11,670,468		11,670,468
Other intangible assets	—	645,000		645,000
Drilling prepayments and other	10,000		1,732,101	1,742,101

Total assets	$59,807,754	$15,439,503	—	$75,247,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$4,670,929	$—	$—	$4,670,929
Asset retirement obligations	87,172			87,172
Deferred income taxes	3,261,742	1,437,581		4,699,323
Stockholders’ Equity:
Preferred stock	250			250
Common stock	38,904			38,904
Additional paid-in capital	44,314,286	14,619,671		58,933,957
Deferred compensation	(53,865)			(53,865)
Retained earnings	2,318,448	(617,749)		1,700,699
Accumulated other comprehensive income	5,169,888			5,169,888

Total equity	51,787,911	14,001,922		65,789,833

	$59,807,754	$15,439,503	$—	$75,247,257

Table 2:	Summary of Our Statement of Operations for the nine-month period ended September 30, 2006, as Previously Reported and as Restated

	As Previously	Adjustments		As
	Reported	TCC related	Other	Restated
Revenue	$3,576,232	$—	$—	$3,576,232

Lease operating expenses	230,436	—	(8,343)	222,093
General and administrative expenses	2,795,311	—	—	2,795,311
Depreciation, depletion and amortization	620,871	276,000	—	896,871
Accretion of asset retirement obligation	—	—	8,343	8,343
Impairment	400,000	460,000	—	860,000

Total operating expenses	4,046,618	736,000	—	4,782,618

(Loss) Income from operations	(470,386)	(736,000)	—	(1,206,386)
Gain on sale of oil and gas properties	7,210,470	(51,000)	—	7,159,470
Investment income	293,481			293,481

Income before income taxes	7,033,565	(787,000)	—	6,246,565
Income tax provision	3,105,870	(299,000)	—	2,806,870

Net income	3,927,695	(488,000)	—	3,439,695
Less dividends on preferred stock	(807,780)	—	—	(807,780)

Net income attributable to common stockholders	$3,119,915	$(488,000)	$—	$2,631,915

Net income per common share, basic and diluted	$0.08	$(0.01)	$—	$0.07

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
     CEILING TEST — Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying period-end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Should this comparison indicate an excess carrying value, the excess is charged to earnings.
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
     SHARE-BASED COMPENSATION — As of January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” as discussed in Note 2.
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

     NET EARNINGS (LOSS) PER SHARE — Basic earnings per share are computed by dividing net income attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
     The following table summarizes the calculations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income to common stockholders	$(1,533,894)	$271,405	$2,631,915	$448,479
Adjustments for dilution	—	—	—	—

Net income adjusted for effects of dilution	$(1,533,894)	$271,405	$2,631,915	$488,479

Basic Weighted Ave. Common Shares Outstanding	37,049,751	35,788,702	36,835,697	33,390,689
Add dilutive effects of options and warrants	—	752,750	463,039	916,494
Add dilutive effects of convertible preferred stock	—	—	—	—

Diluted Weighted Ave. Common Shares Outstanding	37,049,751	36,541,452	37,298,736	34,307,183

Net income per common share — basic	$(0.04)	$0.01	$0.07	$0.01
Net income per common share — diluted	$(0.04)	$0.01	$0.07	$0.01
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for annual periods beginning after December 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

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
     The adoption of SFAS 123(R) resulted in additional share-based compensation expense for the three-month and nine-month periods ended September 30, 2006 of $340,819 and $1,226,287, respectively. This expense reduced basic and diluted earnings per share by $0.01 and $0.03 for the three-month and nine-month periods ended September 30, 2006.
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

	Three-	Nine-
	Month	Month
	Period	Period
Net income to common stockholders, as reported	$271,405	$448,479
Add stock-based compensation included in reported net income	109,316	285,133
Deduct stock-based compensation determined under fair value method	(219,504)	(585,333)

Pro forma net income	$161,217	$148,279
Net income per common share – basic and diluted:
As reported	$0.01	$0.01
Pro forma	$0.00	$0.00
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
     We recorded deferred income tax provision (reduction) of $(473,587) and $2,806,870 for the three-month period and nine-month period ended September 30, 2006, respectively. The provisions were based on a projected effective tax rate of 44.2% for the 2006 taxable year. The estimated combined statutory rate is 38.1% for federal and state income taxes. The effective rate is higher than the statutory rate due to share-based compensation expense under qualified stock options being not necessarily deductible for income tax reporting. A reconciliation of the deferred tax provision with the deferred income tax liability accounts is provided below:

	Net Deferred Income Tax
	Liability
	Current	Long-term
Balance as of December 31, 2005	$—	$1,893,581
Add deferred income tax provision, nine months ended 9/30/06	1,128	2,805,742
Deferred taxes on unrecognized gain reflected in other comprehensive income (See Note 5.)	3,182,112

Balance as of September 30, 2006	$3,183,240	$4,699,323

Note 4 – Property and Equipment
     Property and equipment at September 30, 2006 consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization	$37,224,440
Evaluated costs (including $243,438 in asset retirement costs)	3,554,683

40,779,123
Furniture and equipment	211,937

40,991,060
Less accumulated depreciation, depletion and amortization	(2,396,401)

Property and equipment	$38,594,659

Significant Property Sales in 2006
     On March 31, 2006, we sold our interest in the Big Sky project, which at the time of sale represented approximately 95% of our oil and gas production revenue and approximately 88% of our proved oil and gas reserves and their standardized measure. The contract sales price was $11.5 million and the effective date of the sale was February 1, 2006.
     In April 2006, we sold our 8,653 net acres in unproved Montana leases referred to as the Bear Creek prospect. Our lease interests were sold to privately owned MAB Resources in exchange for a convertible $1,080,000 note from GSL Energy Corp., a private affiliate of MAB Resources. That same month we converted the note into 2,160,000 shares of GSL common stock. In May 2006, GSL merged into a publicly-

traded company whereby at September 30, 2006 we owned (in lieu of the $1,080,000 note receivable) 2,160,000 unregistered shares of the merged company renamed PetroHunter Energy Corporation (See Note 5).
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

Note 6 – Common Stock
     The following material changes occurred during the three-month period ended September 30, 2006 with regard to our common stock and other comprehensive income:
•	As described in Note 4, we issued 2,050,000 common shares to SunStone Oil & Gas LLC on September 1, 2006 in exchange for SunStone’s working interests in the Fetter project. Our stock closed at $6.38 per share that day, giving the issued stock a total value of $13,079,000, of which $13,076,950 was Additional Paid-in Capital.

•	Other Comprehensive Income of $3,139,568 was recorded in the third quarter to reflect the $5,169,888 in unrealized gain on short-term investment at September 30, 2006 as explained in Note 5.

•	Additional Paid-in Capital increased by $291,019 for the period’s share-based compensation relating to stock options granted on or before September 30, 2006.

•	Shares outstanding increased by 10,000 shares and additional paid-in capital increased by $49,790 for the period’s share-based compensation relating to stock granted in the third quarter.

•	In conjunction with our Series AA Convertible Preferred Stock, we are required to pay an 8% dividend on a semi-annual basis. We can make the dividend payments in cash or equivalent shares of our common stock, at our discretion. During the quarter ended September 30, 2006, we paid a semi-annual dividend payment of $540,000 by issuing 109,115 common shares, which shares were valued at $4.95 per share in accordance with methodology prescribed in the Certificate of Designation of Rights, Preferences and Privileges of Series AA Preferred Stock.

•	Shares outstanding also increased by 10,670 shares and additional paid-in capital by $34,880 upon the exercise of stock options.
     The following transactions occurred in the six-month period ended June 30, 2006 with regard to our common stock:
•	Other Comprehensive Income of $2,030,320 was recorded for the net unrealized gain on short-term investment as of June 30, 2006 (See Note 5).

•	Additional Paid-in Capital increased by $715,656 for the period’s share-based compensation relating to stock options granted on or before June 30, 2006.

•	Shares outstanding increased by 48,745 shares and additional paid-in capital increased by $193,045 in the second quarter relating to shares issued for services and the exercise of stock options.

•	In the first quarter of 2006, we issued 23,200 shares of common stock resulting from a warrant exercise at $1.09 per share and received proceeds of $25,288.

•	In the first quarter of 2006, common stock warrants were exercised for issuance of 11,600 shares of common stock at $0.75 per share. The terms of the warrants provided for a cashless exercise and 1,916 shares were used to exercise the warrants at the market price of $4.54 per share, resulting in issuance of a net amount of 9,684 shares of common stock.

•	We issued a total of 27,000 shares of common stock to a consulting firm that is assisting us with our investor relations program. The firm vests ownership of these shares at the rate of 1,500 shares per month through June 2007. We have recorded $107,730 as deferred compensation associated with these shares and we included $17,955 in investor relations expense for the quarter ended March 31, 2006.

•	We paid a total of 10,000 shares of restricted common stock to our Vice-President of Land as an additional component of his initial employment. We valued these shares at $4.65 per share, which was the closing price of our common stock on the date of payment, and charged $46,500 to compensation expense.

•	In conjunction with our Series AA Convertible Preferred Stock, we are required to pay an 8% dividend on a semi-annual basis. We can make the dividend payments in cash or equivalent shares of our common stock, at our discretion. During the quarter ended March 31, 2006, we paid a semi-annual dividend payment of $540,000 by issuing 130,378 common shares, which shares were valued at $4.14 per share in accordance with methodology prescribed in the Certificate of Designation of Rights, Preferences and Privileges of Series AA Preferred Stock.
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
Note 8 – Related Party Transactions
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
The Quarter Ended September 30, 2006 Compared with the Quarter Ended September 30, 2005
     We recorded a net loss attributable to common stockholders of $1,533,894 ($0.04 per common share, basic and diluted) for the quarter ended September 30, 2006, as compared to net income attributable to common stockholders of $271,405 ($.01 per common share, basic and diluted) for the quarter ended September 30, 2005. Included in the net income for 2006 is a $860,000 impairment charge related to our oil and gas properties. For the quarter ended September 30, 2005, we had no impairment.
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

	Three months ended September 30,
	2006	2005
Oil sold (barrels)	2,354	23,578
Average oil price	$60.97	$59.94

Oil revenue	$143,520	$1,413,334

Gas sold (mcf)	11,187	16,473
Average gas price	$6.51	$7.04

Gas revenue	$72,827	$115,954

Total oil and gas revenues	$216,347	$1,529,288
Less lease operating expenses	(56,300)	(60,363)
Less oil & gas amortization expense	(132,000)	(516,514)
Less accretion of asset retirement obligation	(6,556)	(22)
Impairment	(860,000)	—

Producing revenues less direct expenses	(838,509)	952,389
Less depreciation of office facilities	(10,715)	(5,385)
Less amortization of other intangible asset	(45,000)	(45,000)
Less general and administrative expenses	(963,992)	(504,469)
Add service fee revenue	—	—

Income from operations	$(1,858,216)	$397,535

Total barrels of oil equivalent (“boe”) sold	4,219	26,324
Lease operating expense per boe sold	$13.34	$2.29
Amortization expense per boe sold	$31.29	$19.62
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
     As explained in Note 3 of the accompanying financial statements, we had a taxable loss in 2005, and we anticipate a taxable loss in 2006 after utilization of $9.1 million in net operating loss carryforwards reported in our 2005 federal income tax return filed in September. For the three months ended September 30, 2006, we recorded a $473,587 reduction in deferred income tax expense, which is 27.3% of that period’s $1,735,262 loss before income taxes. Our combined federal and state statutory income tax rate is 38.1%. The 27.3% rate reflects the 38.1% statutory rate and the effect of having a 44.9% effective rate for the nine months ended September 30, 2006 compared with a 41% effective rate for the first six months ended June 30, 2006, which had pre-tax income of $8.0 million.
     In conjunction with our Series AA preferred stock, we recorded $272,219 in preferred stock dividends for the quarter ended September 30, 2006, compared to $207,123 in preferred stock dividends recorded for the quarter ended September 30, 2005. The Series AA preferred stock was issued in July 2005.
The Nine-month Period Ended September 30, 2006 Compared with the Nine-month Period Ended September 30, 2005
     We recorded net income attributable to common stockholders of $2,631,915 ($0.07 per common share, basic and diluted) for the nine-month period ended September 30, 2006, as compared to net income attributable to common stockholders of $448,479 ($.01 per common share, basic and diluted) for the nine-month period ended September 30, 2005. Included in the net income for 2006 are (i) $7,159,470 in gains ($4.5 million after tax effect) from the sale of oil and gas properties, (ii) $1,530,000 in service fee revenue and (iii) $840,000 impairment expense. For the nine months ended September 30, 2005, we had no recognized gain from property sales, no service fee revenue and no impairment expense.
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

	Nine months ended September 30,
	2006	2005
Oil sold (barrels)	31,161	59,536
Average oil price	$55.38	$53.28

Oil revenue	$1,725,630	$3,172,368

Gas sold (mcf)	40,977	42,636
Average gas price	$7.82	$6.63

Gas revenue	$320,602	$282,689

Total oil and gas revenues	$2,046,232	$3,455,057
Less lease operating expenses	(222,093)	(154,866)
Less oil & gas amortization expense	(740,639)	(1,046,122)
Less accretion of asset retirement obligation	(8,343)	(2,109)
Less impairments	(860,000)	—

Producing revenues less direct expenses	215,157	2,251,960
Less depreciation of office facilities	(21,232)	(6,748)
Less amortization of other intangible asset	(135,000)	(75,000)
Less general and administrative expenses	(2,795,311)	(1,636,478)
Add service fee revenue	1,530,000	—

Income from operations	$(1,206,386)	$533,734

Total barrels of oil equivalent (“boe”) sold	37,991	66,642
Lease operating expense per boe sold	$5.80	$2.32
Amortization expense per boe sold	$19.50	$15.70

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
     For the nine months ended September 30, 2006, we recorded a $2,806,870 provision for deferred income taxes and recorded a zero provision for the nine months ended September 30, 2005. The $2,806,870 provision reflects a projected 44.9% effective deferred tax rate for 2006. The effective rate is higher than the 38.1% statutory rate due to share-based compensation expense under qualified stock options being not necessarily deductible for income tax reporting.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s Annual Meeting of Stockholders was held on August 21, 2006.
(b)	See Item 4(c) below.
(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters: (1) the election of seven directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified, (2) the approval of the 2006 Stock Incentive Plan adopted by the Board of Directors; and (3) the approval of an independent registered public accountant for 2006. The voting results were as follows:

     (1) In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director	FOR	AGAINST	ABSTAIN
Patrick D. O’Brien	29,787,196	47,607	250
Andrew P. Calerich	29,599,101	235,702	250
M.S. (“Moni”) Minhas	29,790,683	44,120	250
Jon R. Whitney	29,623,584	211,219	250
Nick DeMare	29,790,687	44,116	250
Kendell V. Tholstrom	29,791,403	43,400	250
Alan Gelfand	27,461,271	2,316,532	57,250
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
     (3) The proposal to approve the appointment of Hein & Associates, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006, was approved by the stockholders as follows:

FOR	AGAINST	ABSTAIN
29,803,862	16,792	14,399
Item 6. EXHIBITS

Exhibit No.	Description
2.1*	Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3.1*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.)

3.2*	Amendment to Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2003.)

3.3*	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3.4*	Bylaws of the Company (as revised on December 12, 2002). (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

3.5*	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

4.1*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004.)

4.2*	Form of Warrant Certificate issued as part of the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

4.3*	Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

Exhibit No.	Description
4.4*	Registration Rights Agreement, dated September 1, 2006, by and among certain investors and American Oil & Gas, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10.1	Purchase and Sale Agreement dated March 31, 2006 by and between American Oil & Gas, Inc. and Enerplus Resources (USA) Corporation

10.2*	Employment Agreement, effective as of June 29, 2006, between American Oil & Gas, Inc. and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10.3*	Stock Option Agreement, effective as of June 29, 2006, between American Oil & Gas, Inc. and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10.4*	Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and American Oil & Gas, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Patrick D. O’Brien	Chief Executive Officer and Chairman of the Board of Directors	April 11, 2007

Patrick D. O’Brien

/s/ Joseph B. Feiten	Chief Financial Officer	April 11, 2007

Joseph B. Feiten

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3.1*	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.)

3.2*	Amendment to Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2003.)

3.3*	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3.4*	Bylaws of the Company (as revised on December 12, 2002). (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

3.5*	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

4.1*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004.)

4.2*	Form of Warrant Certificate issued as part of the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

4.3*	Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

4.4*	Registration Rights Agreement, dated September 1, 2006, by and among certain investors and American Oil & Gas, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10.1	Purchase and Sale Agreement dated March 31, 2006 by and between American Oil & Gas, Inc. and Enerplus Resources (USA) Corporation

10.2*	Employment Agreement, effective as of June 29, 2006, between American Oil & Gas, Inc. and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10.3*	Stock Purchase Agreement, effective as of June 29, 2006, between American Oil & Gas, Inc. and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10.4*	Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and American Oil & Gas, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed