Form 10-K/A
period 2006-12-31
AMERICAN OIL & GAS INC
filed 2007-04-11
CIK 1120916

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2006, originally filed on April 2, 2007 (“Original 2006 Form 10-K”) to reflect the following:
•	Hein & Associates LLP’s recent audit of our 2004 financial statements herein,
•	Changes on page F-29 to Note 15 Unaudited Supplemental Quarterly Financial Data to conform the data to the financial statements contained in Amendment No. 1 on Forms 10-Q/A being filed April 11, 2007 for the three-month periods ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively.
     We were unable to obtain the consent of Wheeler Wasoff, P.C. to currently refer in our registration statements (or amendments thereto) to Wheeler Wasoff, P.C.’s audit report of our 2004 financial statements set forth in the Original 2006 Form 10-K. Accordingly, we engaged Hein & Associates to audit those financial statements and have included herein (page F-2) Hein & Associates’ audit report dated April 2, 2007 with regard to the 2006 and 2005 audited financial statements herein and dated April 10, 2007 with regard to the 2004 audited financial statements herein. Hein & Associates’ related consent with regard to its audit opinion on page F-2 can be found in Exhibit 23(ii) to this Form 10-K/A.
     This Amendment No. 1 corrects the Rental Obligation table on page 18 to reflect that our delay rental obligations for 2010 total $141,717 and not $21,984 as reported in the Original Form 10-K. Our consolidated statement of cash flows for 2005 herein shows the $643,485 net drilling prepayments as cash flow from investing activities (rather than prepaid expenses, as reflected in the Original Form 10-K) since the drilling prepayments were used to pay for oil and gas wells, which are long-term assets.
     Other than the aforementioned, this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

AMERICAN OIL & GAS INC.
FORM 10-K/A

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

     Our annual aggregate delay rental obligations, if we desire to continue to keep all our leases in effect, are as follows:

Year	Rental Obligation
2007	$194,269
2008	179,569
2009	160,205
2010	141,717
2011	38,623
Thereafter	107,289
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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Production Revenues	$2,257	$4,691	$746	$98	$—
Other revenues	1,530	—	—		—
Operating expenses:
Lease operating expenses	291	246	80	38	—
Impairment expense	4,360	—	—	—	—
Depreciation, depletion and amortization	1,153	1,532	188	33	—
Accretion of asset retirement obligation	11	6	5	3	—
General and administrative	2,487	1,618	539	684	5
Non-cash based compensation expense	1,522	414	406	141	144

Total operating expenses	9,824	3,816	1,218	899	149

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Operating income (loss)	(6,037)	875	(472)	(801)	(149)
Other income (expense)
Investment income	393	204	34	—	—
Gain on sale of oil and gas properties	7,159	—	—	—	—

Total other income (expense)	7,552	204	34	—	—

Income (loss) before income taxes	1,515	1,079	(438)	(801)	(149)
Provision for income taxes	304	46	—	—	—

Net Income (loss)	1,211	1,033	(438)	(801)	(149)
Less: dividends on preferred stock	1,080	479	62	18	—

Net Income (loss) attributable to common stockholders	$131	$554	$(500)	$(819)	$(149)

Income (loss) per common share:
Basic	$0.00	$0.02	$(0.02)	$(0.03)	$(0.01)
Diluted	$0.00	$0.02	$(0.02)	$(0.03)	$(0.01)
Weighted average number of common shares outstanding:
Basic	37,429	34,148	25,211	23,781	33,197
Diluted	38,142	34,956	25,211	23,781	33,197

Selected Cash Flow and Other Financial Data:
Net income (loss)	$1,211	$1,033	$(438)	$(801)	$(149)
Less gains on sales of oil and gas properties	(7,159)	—	—	—	—
Depreciation, depletion and amortization	1,153	1,532	188	33	—
Impairment	4,360	—	—	—	—
Other non-cash items	(128)	466	411	237	144
Changes in assets and liabilities	1,496	(520)	(567)	(67)	—

Net cash provided (used) by operating activities	$1,369	$2,511	$(406)	$(598)	$(5)

Capital expenditures	$16,142	$14,791	$2,895	$1,734	$—
Cash proceeds from sales of oil and gas properties	$16,067	—	$1,582	—	—

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,488	$6,023	$5,252	$1,066	$84
Other current assets	10,013	1,679	313	113	—
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	38,869	24,921	3,481	1,924	—
Other property and equipment, net of depreciation	252	58	6	7	—
Other assets	12,514	13,094	—	—	—

Total assets	$69,136	$45,775	$9,052	$3,110	$84

Current liabilities	4,656	1,434	127	426
Long term liabilities	2,392	2,010	41	31
Stockholders’ equity	62,088	42,331	8,884	2,653	84

Total liabilities and stockholders’ equity	$69,136	$45,775	$9,052	$3,110	$84

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
Net Cash Provided By Operating Activities
     Cash flows provided (used) by operating activities were $1.4 million, $2.5 million and ($400,000) for the years ended December 31, 2006, 2005, and 2004, respectively. The significant increase in cash flows provided by operating activities for the year ended December 31, 2005 compared to 2004 was primarily due to higher oil and gas production revenue relating to our Big Sky Project, and the decrease from 2005 to 2006 occurred due to our sale of our Big Sky project in March of 2006.
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
     During the year ended December 31, 2005, we used $14.8 million in investing activities. Capital expenditures of $9.9 million were attributable to the drilling of 17 gross wells, 15 of which were apparently successful. Other spending included $4.2 million attributable to land holdings and $0.6 million in prepayments of drilling costs incurred in 2006. $56,000 of capital expenditures were associated with computer hardware, office furniture and equipment.
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
We have also audited the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 of American Oil & Gas, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
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
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
April 2, 2007, except for the second paragraph above, which is dated April 10, 2007

THIS PAGE LEFT INTENTIONALLY BLANK.

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

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,211,223	$1,032,971	$(438,011)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gains on sales of oil and gas properties	(7,159,470)	—	—
Service fee received in the form of a convertible note	(1,530,000)	—	—
Depletion, depreciation and amortization	1,153,233	1,532,411	188,318
Accretion of asset retirement obligation	11,213	5,608	4,520
Deferred income taxes	303,748	46,245	—
Share-based compensation	1,522,219	413,764	406,258
Impairment provision	4,360,000	—	—
Changes in assets and liabilities:
Decrease (increase) in trade receivables	1,145,355	(1,222,695)	(213,106)
Decrease (increase) in yard inventory	—	(40,904)	—
Decrease (increase) in advances and prepaid expenses	(245,812)	(101,940)	12,252
Increase (decrease) in accounts payable and accrued liabilities	596,935	845,933	(365,785)

Net cash provided (used) by operating activities	1,368,644	2,511,393	(405,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from sales of oil and gas properties	16,066,563	—	1,582,171
Cash paid for oil and gas properties	(15,913,075)	(14,091,540)	(2,894,560)
Drilling prepayments	—	(643,485)	—
Cash paid for office equipment and software	(229,178)	(55,913)	—
Cash paid for other long-term asset	(10,000)	—	—

Net cash used in investing activities	(85,690)	(14,790,938)	(1,312,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	—	13,499,927	—
Proceeds from sale of common stock	—	—	6,025,000
Cash paid for stock offering and issuance costs	(2,283)	(584,980)	(84,986)
Proceeds from warrant exercise	55,508	152,600	25,000
Proceeds from employee stock option exercise	24,800
Proceeds from stock option exercises by a consultant	104,673
Preferred dividends paid in cash	—	(18,864)	(61,640)
Cash received from acquired company	—	1,795	—

Net cash provided by financing activities	182,698	13,050,478	5,903,374

NET INCREASE IN CASH	1,465,652	770,933	4,185,431
CASH, BEGINNING OF YEAR	6,022,822	5,251,889	1,066,458

CASH, END OF YEAR	$7,488,474	$6,022,822	$5,251,889

Supplemental Schedule of Cash Flow Information
Cash paid for interest expense	$—	$—	$—
Cash paid for income taxes incurred	$—	$—	$—

Supplemental Disclosures of Non-Cash Activities
Common stock issued to acquire oil and gas properties	$13,079,000	$4,211,911	$328,050
Common stock issued to acquire Tower Colombia Corp.	$—	$15,196,000	$—
Preferred stock dividends paid in common stock	$1,080,000	$—	$—
Share-based compensation expense	$1,522,219	$413,764	$406,258
Service fee received in the form of a convertible note	$1,530,000	$—	$—
Oil and gas properties sold in exchange for a convertible note	$1,080,000	$—	$—
Notes converted into PetroHunter Energy common stock	$2,610,000	$—	$—
Warrants issued for financing costs	$—	$575,544	$60,192
Common stock issued for financing costs	$—	$—	$56,400
Warrants issued for oil and gas property consulting	$—	$31,564	$31,611
Warrant issued to acquire oil and gas properties	$88,000	$—	$—
Drilling prepayments applied to drilling costs	$410,427	$—	$—
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
NOTE 15 — UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

2006	First	Second	Third	Fourth
Revenues	$1,570,872	$1,789,033	$216,347	$210,587
Income (loss) from operations	$(168,752)	$820,582	$(1,858,216)	$(4,831,043)
Net income (loss)	$2,469,655	$2,231,715	$(1,261,675)	$(2,228,472)
Earnings per common share:
Basic	$0.06	$0.05	$(0.04)	$(0.05)
Diluted	$0.06	$0.05	$(0.04)	$(0.05)

2005	First	Second	Third	Fourth
Revenues	$686,727	$1,239,042	$1,529,288	$1,236,324
Income (loss) from operations	$38,428	$97,770	$397,535	$341,239
Net income (loss)	$61,662	$115,412	$478,528	$377,369
Earnings per common share:
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01
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
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of April, 2007.

American Oil & Gas, Inc.
/s/ Andrew P. Calerich
Andrew P. Calerich
President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick D. O’Brien	Chief Executive Officer and Chairman	April 10, 2007

Patrick D. O’Brien	(Principal Executive Officer)

/s/ Andrew P. Calerich	President and Director	April 10, 2007

Andrew P. Calerich

/s/ Joseph B. Feiten	Chief Financial Officer	April 10, 2007

Joseph B. Feiten	(Principal Financial Officer)

/s/ Alan Gelfand	Director	April 10, 2007

Alan Gelfand

/s/ Kendell Tholstrom	Secretary and Director	April 10, 2007

Kendell Tholstrom

/s/ M.S. (“Moni”) Minhas	Director	April 10, 2007

M.S. (“Moni”) Minhas

/s/ Nick DeMare	Director	April 10, 2007

Nick DeMare

/s/ Jon R. Whitney	Director	April 10, 2007

Jon R. Whitney

Exhibit Index

Exhibit No.	Description

2(1)	Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form 10-SB, file number 000-31547, filed on September 18, 2000.)

3(ii)	Amendment to Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2003.)

3(iii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3(iv)	Bylaws of the Company (as revised on December 12, 2002). (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

3(v)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

10(i)	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

10(ii)	Form of Warrant Certificate issued as part of the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

10(iii)	Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

10(iv)	January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company’s Form 8-K, filed on February 3, 2003.)

10(v)	January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company’s Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10(vi)	Model Form Operating Agreement dated February 18, 2003. (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

10(vii)	Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(viii)	Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

Exhibit No.	Description

10(ix)	Employment Agreement between the Company and Bobby G. Solomon dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(x)	Employment Agreement between the Company and Kendell V. Tholstrom dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(xi)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.)

10(xii)	Employment Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10(xiii)	Stock Option Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10(xiv)	Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10(xv)	Registration Rights Agreement, dated September 1, 2006, by and among the Company and the investors listed therein. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10(xvi)	Purchase and Sale Agreement dated March 31, 2006 by and between the Company and Enerplus Resources (USA) Corporation. (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10(xvii)	Participation Agreement dated January 17, 2007 among the Company, Red Technology Alliance LLC and North Finn LLC. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 23, 2007.)

10(xviii)	2006 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006)

14(i)	Code of Ethics. (Incorporated by reference from Exhibit 14(i) to the Company’s Form 10-KSB for the fiscal year ending December 31, 2003, filed on April 14, 2004).

21(i)	Subsidiary List.

23(i)	Consent from Ryder Scott Petroleum Consultants

23(ii)	Consent of Hein & Associates, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002