Form 10-Q
period 2007-03-31
AMERICAN OIL & GAS INC
filed 2007-05-10
CIK 1120916

United States Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
The total shares of $.001 Par Value Common Stock outstanding at May 9, 2007 were 46,034,641.

AMERICAN OIL & GAS, INC.
FORM 10-Q
INDEX

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,130,822	$7,488,474
Short-term investment	5,794,200	8,456,400
Trade receivables	377,756	336,188
Receivable for sale of oil and gas properties	465,481	777,461
Prepaid expenses	377,065	402,287
Inventory	40,904	40,904

Total current assets	11,186,228	17,501,714

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $34,551,772 at 3/31/07and $33,263,390 at 12/31/06)	43,746,923	41,424,253
Other property and equipment	294,218	295,485

Total property and equipment	44,041,141	41,719,738
Less-accumulated depreciation, depletion and amortization	(2,847,092)	(2,598,581)

Net property and equipment	41,194,049	39,121,157

OTHER ASSETS
Goodwill	11,670,468	11,670,468
Other intangible asset, net of accumulated amortization	555,000	600,000
Drilling prepayments	18,045	233,058
Other	10,000	10,000

	$64,633,790	$69,136,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$821,034	$1,964,000
Asset retirement obligations	65,680	40,321
Deferred income taxes	1,183,249	2,172,785
Preferred dividends payable	112,608	479,342

Total current liabilities	2,182,571	4,656,448

LONG-TERM LIABILITIES
Asset retirement obligations	207,082	194,947
Deferred income taxes	1,844,329	2,197,329

Total long-term liabilities	2,051,411	2,392,276

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value; authorized 400,000 shares; issued and outstanding — 138,000 shares at 3/31/07 and 250,000 at 12/31/06; redemption value of $7,564,608 at 3/31/07 and $13,979,342 at 12/31/06	138	250
Common stock, $.001 par value, authorized 100,000,000 shares; Issue and outstanding — 40,024,951 shares at 3/31/07 and 38,927,114 shares at 12/31/06	40,025	38,927
Additional paid-in capital	60,042,001	59,210,784
Deferred compensation	(17,955)	(35,910)
Accumulated deficit	(1,665,352)	(799,993)
Accumulated other comprehensive income	2,000,951	3,673,615

	60,399,808	62,087,673

	$64,633,790	$69,136,397

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
	2007	2006
REVENUES
Oil and gas sales	$395,500	$1,570,852

OPERATING EXPENSES
Lease operating	103,149	101,191
General and administrative	1,132,842	1,072,570
Depletion, depreciation and amortization	284,329	564,864
Accretion of asset retirement obligation	5,485	979

	1,525,805	1,739,604

LOSS FROM OPERATIONS	(1,130,305)	(168,752)

OTHER INCOME
Gain on sale of oil and gas properties	—	4,261,854
Investment income	67,356	32,598

	67,356	4,294,452

INCOME (LOSS) BEFORE INCOME TAXES	(1,062,949)	4,125,700

Income tax expense-current	—	—
Income tax expense (reduction) —deferred	(353,000)	1,656,045

NET INCOME (LOSS)	(709,949)	2,469,655

Less dividends on preferred stock	(155,410)	(266,301)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(865,359)	$2,203,354

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(.02)	$.06
Diluted	$(.02)	$.06

Weighted average common shares outstanding:
Basic	39,908,426	36,619,840
Diluted	39,908,426	37,535,516
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(709,949)	$2,469,655
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expenses	328,014	562,815
Depletion, depreciation and amortization	284,329	564,864
Accretion of asset retirement obligations	5,485	979
Gain on sale of oil & gas properties	—	(4,261,854)
Deferred income taxes	(353,000)	1,656,045
Changes in assets and liabilities:
Decrease (increase) in receivables	(41,568)	425,672
Decrease in prepaid expenses	25,222	32,954
Increase (decrease) in accounts payable and accrued liabilities	(167,966)	(285,305)

Net cash provided by operating activities	(629,433)	1,165,825

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	(3,041,466)	(3,707,320)
Proceeds from the sale of oil and gas properties	311,980	10,678,504
Cash paid for office equipment	—	(8,983)
Cost adjustment on prior improvements of office lease	1,267	—

Net cash (used) provided by investing activities	(2,728,219)	6,962,201

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	0	25,288

Net cash provided by financing activities	0	25,288

NET (DECREASE) INCREASE IN CASH	(3,357,652)	8,153,314
CASH, BEGINNING OF PERIODS	7,488,474	6,022,822

CASH, END OF PERIODS	$4,130,822	$14,176,136

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Conversion of preferred stock into common stock	$6,048,000	$—
Other comprehensive loss for decline in fair value of short-term investment	$(1,672,664)
Preferred dividends paid in shares of common stock	$522,144	$540,000
Share-based compensation expenses	$328,014	$562,815
Drilling prepayments applied to drilling costs	$215,103	$581,077
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN OIL & GAS, INC.
Notes to Consolidated Financial Statements
(UNAUDITED)
March 31, 2007
     In these Notes, the terms “Company”, “American”, “we”, “us”, “our” and terms of similar import refer to American Oil & Gas, Inc.
     We are an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States. Our operations are currently focused in Wyoming, North Dakota and Montana. We own a wholly-owned subsidiary, Tower American Corporation, for conducting oil and gas exploration and production operations in Colorado. We do not anticipate operating outside the United States. Our fiscal year end is December 31.
     The accompanying interim financial statements of American are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results for the entire year.
     We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-K/A for the year ended December 31, 2006.
Note 1 — Summary of Significant Accounting Policies
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
     CASH EQUIVALENTS — For purposes of reporting cash flows, we consider as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At March 31, 2007, there were no cash equivalents.
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

     OIL AND GAS PROPERTIES — We use the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within cost centers, generally by country. At March 31, 2007 and December 31, 2006, all of the Company’s oil and gas properties and operations were located in one cost center, the United States.
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
     We have only one business segment, oil and gas exploration and production. Within that segment we have only one reporting unit. Accordingly, the fair value of our one reporting unit generally approximates the fair value of our company’s stock. Since recording goodwill in 2005 through March 31, 2007, the fair value of the Company’s outstanding preferred and common stock has substantially exceeded the carrying value (i.e., book value) of stockholders’ equity for the Company, and no impairment of recorded goodwill existed through March 31, 2007 under the accounting rules of SFAS 142.
     OTHER INTANGIBLE ASSET — Intangible assets, other than Goodwill, are amortized over their expected useful lives. The Other Intangible Asset recorded on our March 31, 2007 Balance Sheet is amortized at $15,000 per month.
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
     The following table reflects the change in ARO for the three-month periods ended March 31, 2007 and March 31, 2006:

	Three-month Period
	Ended March 31,
	2007	2006
Asset retirement obligation, beginning of period	$235,268	$117,011
Liabilities incurred	35,824	0
Liabilities settled	—	(7,745)
Accretion	5,485	979
Revisions in estimated liabilities	(3,815)	—

Asset retirement obligation, end of period	$272,762	$110,245

Current portion of obligation, end of period	$65,680	$—
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
     REVENUE RECOGNITION AND GAS BALANCING — We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of March 31, 2007 and December 31, 2006, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.
     NET INCOME (LOSS) PER SHARE — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
     For the three-month period ended March 31, 2007, there are no adjustments for dilution because of the period’s net loss (rather than net income) to common shareholders. Securities outstanding at March 31, 2007 that could in the future potentially dilute basic net income per share for common stockholders are described in Note 4 and include (i) preferred stock convertible into 1,242,000 common shares, (ii) warrants for 1,027,980 shares (excluding a warrant for 100,000 shares that expired April 9, 2007), (iii) outstanding stock options for 2,479,125 shares (of which 985,498 were exercisable at March 31, 2007), and (iv) an option for 2,900,000 common shares in exchange for certain oil and gas properties.
     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the three-month period ended March 31, 2006:

	Net		Per
Quarter ended March 31, 2006	Income . . .	Shares	Share Amount
For basic earnings per share	$2,203,354	36,619,840	$0.06
Adjustments for dilution:
Stock options	—	892,074
Warrants	—	23,602
Convertible preferred stock	—	—
For diluted earnings per share	$2,203,354	37,535,516	$0.06
     SHARE-BASED COMPENSATION — Effective January 1, 2006, we adopted SFAS 123 (R), Share-Based Payment, on a modified prospective basis. SFAS 123(R) requires publicly-held companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation to employees, consistent with the rules under SFAS 123 for options to non-employees.
     OFF BALANCE SHEET ARRANGEMENTS — We have no off balance sheet arrangements.
     RECLASSIFICATION — Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 financial statement presentation. Such reclassifications have had no effect on net income (loss).
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the instrument’s form. SFAS 155 allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. We adopted SFAS 155 effective January 1, 2007, but adoption did not have a material impact on our financial statements.

     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). It will be effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. We adopted FIN 48 effective January 1, 2007, but adoption did not have a material impact on our financial statements.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for fiscal years ending on or after November 15, 2006. Adoption did not have a material effect on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 is not required for these financial statements, and we are currently determining the impact, if any, that SFAS No. 159 will have on our future financial statements.
Note 2 — Property and Equipment
     Property and equipment at March 31, 2007, consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$34,551,772
Evaluated costs	9,195,151

43,746,923
Office equipment, furniture and software	294,218

44,041,141
Less accumulated depreciation, depletion and amortization	(2,847,092)

Property and equipment	$41,194,049

     There were no significant property acquisitions or divestitures in the three-month period ended March 31, 2007. On March 31, 2006, we sold property that accounted for over 95% of our proved reserves at the time of sale and over 95% of our revenue in the three months preceding the sale.

     The following table shows Depreciation, Depletion and Amortization (“DD&A”) expense by type of asset:

	Three-month Period
	Ended March 31,
	2007	2006
Amortization of costs for evaluated oil and gas properties	$223,818	$515,899
Amortization of Other Intangible Asset	45,000	45,000
Depreciation of office equipment, furniture and software	15,511	3,965

Total DD&A expense	$284,329	$564,864

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
     We currently estimate that our effective tax rate for the year ending December 31, 2007 will be approximately 37.2%. A provision (reduction) for deferred income taxes of $ (353,000) and $1,656,045 were reported for the three-month periods ended March 31, 2007 and 2006, respectively. Because of Net Operating Loss Carryforwards, we were not required to pay federal income taxes for 2006 and do not expect to be required to pay income taxes for 2007.
     We file annual US federal income tax returns and have filed annual income tax returns for the states of Colorado, Montana, North Dakota and Utah. We do business in Wyoming and are a Nevada corporation, but those two states do not impose corporate income taxes. To date, we have not operated outside those six states. We believe we are no longer subject to income tax examinations by tax authorities for years before 2003 and our income tax returns have never been examined by tax authorities.
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In implementing FIN 48, we found no significant uncertain tax positions.
     Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and to recognize tax penalties in operating expense. However, given our substantial net operating loss carryforwards at the federal and state levels, we do not anticipate any interest expense or penalties charged for any examining agents’ tax adjustments of returns prior to 2007 since such adjustments would very likely simply reduce our net operating loss carryforwards.
Note 4 — Equity
     COMMON STOCK — The following transactions occurred during the first quarter ended March 31, 2007 with regard to our common stock:
•	In January 2007, holders of 112,000 shares of our Series AA convertible preferred stock converted those shares into 1,008,000 shares of our common stock.

•	In conjunction with our Series AA Convertible Preferred Stock, we are required to pay an 8% dividend on a semi-annual basis. We can make the dividend payments in cash or equivalent shares of our common stock, at our discretion. Effective January 22, 2007, we paid a semi-annual dividend payment of $522,144 by issuing 84,837 common shares, which shares were valued at

$6.1547 per share in accordance with methodology prescribed in the Certificate Of Designation Of Rights, Preferences And Privileges Of Series AA Preferred Stock.
•	In February 2007, we paid a total of 5,000 shares of restricted common stock to our new Vice-President of Land on his first day of employment. We valued these shares at $5.84 per share, which was the closing price of our common stock on the date of payment, and charged $29,200 to compensation expense.

•	For the quarter ended March 31, 2007, Additional Paid-In Capital increased by $280,859 for recognition, in accordance with SFAS 123R, of $277,939 in share-based compensation related to stock options and $2,920 in share-based compensation related to 4,000 shares granted to our new Vice-President of Land and vesting over the year ending February 12, 2008.

•	The Deferred Compensation account in Equity decreased $17,955 in recognition of previously deferred compensation relating to a prior award of common stock held until associated services were performed.
     Share-based compensation expense for the quarter ended March 31, 2007 totaled $328,014, which consisted of the aforementioned $29,200 value for shares awarded to the Vice-President of Land, the aforementioned $280,859 in share-based compensation and the aforementioned $17,955 in compensation.
     PREFERRED STOCK — At March 31, 2007 there are a total of 138,000 shares of Series AA Convertible Preferred Stock (“Preferred Stock”) outstanding. We are obligated to pay an 8% annual dividend on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion. Each share of Preferred Stock is convertible into nine shares of common stock for a total of 1,242,000 common shares, which is a conversion rate of $6.00 per share.
     The Preferred Stock automatically converts into common stock on July 22, 2008, or anytime sooner at the discretion of the preferred holders. We can require conversion of the Preferred Stock if the daily weighted average trading price of our common stock averages at least $9.00 for 25 consecutive trading days.
     OTHER COMPREHENSIVE INCOME —During the quarter ended March 31, 2007, Other Comprehensive Income decreased by $1,672,664 to reflect a decline in the fair value of short-term investments, net of related deferred income taxes.
     WARRANTS — The table below reflects the status of warrants outstanding at March 31, 2007 held by others to acquire our common stock:

	Common	Exercise	Expiration
Issue Date	Shares	Price	Date
July 22, 2005	671,880	$6.00	December 31, 2007
July 22, 2005	281,250	$6.00	July 21, 2008
September 15, 2003	20,000	$1.15	September 15, 2008
July 23, 2003 to September 24, 2003	54,850	$0.75	July 24, 2008 to September 24, 2008
August 10, 2006	100,000	$4.90	April 9, 2007

	1,127,980

     At March 31, 2007, the per-share weighted average exercise price of outstanding warrants was $5.48 per share and the weighted average remaining contractual life was 1 year.

     STOCK OPTIONS — Under our 2004 Stock Option Plan (the “2004 Plan”), stock options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Options may be granted to key employees and other persons who contribute to our success. We have reserved 2,500,000 shares of common stock for issuance under the Plan. At March 31, 2007, options to purchase 271,990 shares were available to be granted pursuant to the 2004 Plan.
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
Stock Options as of March 31, 2007
     In January 2006, the Company entered into a participation agreement with North Finn (“North Finn”). An element of that agreement is that North Finn has an option until July 31, 2012 to receive 2,900,000 shares of the Company’s common stock in exchange for certain oil and gas rights held by North Finn. A second element is that beginning on August 1, 2010 until July 31, 2012, the Company has an option to require North Finn to exchange those property interests in return for the 2,900,000 shares. North Finn has not exercised its option nor made a commitment to exercise under the Emerging Issues Task Force Interpretation 96-18, whereby no value is currently recognized in our financial statements with respect to North Finn’s option. The option and the participation agreement are discussed in Note 7 Commitments and Contingencies.
     Other than the aforementioned North Finn option, outstanding stock options at March 31, 2007 are those granted under the Company’s 2004 Plan or 2006 Plan. The following table summarizes the status of stock options outstanding under the 2004 Plan and 2006 Plan:

		Weighted Avg.
	Number of Shares	Exercise Price
Options outstanding — December 31, 2006 (985,498 exercisable)	2,186,000	$3.60
Options granted in the quarter ended March 31, 2007	510,000	$5.94
Less options forfeited in the quarter	(216,875)	$5.01
Less options exercised in the quarter	0	0

Options outstanding — March 31, 2007 (985,498 exercisable)	2,479,125	$3.96

     The weighted-average, grant-date estimated fair value of stock options granted during the quarter ended March 31, 2007 was $1.48 per underlying common share. The following valuation models and key model assumptions were used for the significant options granted in the quarters ended March 31, 2007 and March 31, 2006:

	March 31, 2007	March 31, 2006
Model	Modified Binomial	Black-Scholes
Option life (in years)	4 to 5	8
Annual volatility over option life	35%	63%
Annual volatility for black-out periods	0%	63%
Risk-free interest rate	4.7%	4.5%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%
Intrinsic Value /share that urges exercise	$2.00	n/a for model

     The reduction in expected option life reflects reduction in vesting terms and other changes in contractual terms found in options granted in early 2007 compared with those granted in early 2006.
     The Company has a policy of prohibiting executive officers and directors from buying or selling Company stock during four “black-out periods” of the year, which generally begin a few days before a calendar quarter ends and end two trading days after the quarter’s report on Form 10-Q or Form 10-K is filed with the SEC. On occasion, the Company may extend or add to the black-out periods. Company employees are also prohibited from trading during periods when there exists material non-public information, which given the early stage nature of our drilling activity, could further restrict employees, officers and directors from trading in our stock. Consequently, their stock options’ value is reduced to reflect the inability to fully profit from volatility in the Company’s common stock price.
     The modified binomial model takes into consideration that as a stock price rises significantly above the option exercise price, the resulting significant “intrinsic value” of the option can urge an employee to exercise the option, either (i) to sell some or all of the underlying stock to convert intrinsic value to cash, or (ii) to begin holding some or all of the stock for one year to reduce the income tax rate on the later anticipated gain from sale of the stock. The $2.00 intrinsic value per share assumption for options granted in the quarter ended March 31, 2007 equates to approximately an $8.00 per share stock price.
     We believe that the modified binomial model provides a better estimate than the Black-Scholes model of the fair value of stock options granted to our employees since the modified binomial model can reflect additional factors such as expectations that some employees will exercise options if and when the options’ intrinsic values becomes significant.
     The following table presents additional information related to the stock options outstanding at March 31, 2007 under the 2004 Plan and 2006 Plan:

				Weighted
	Exercise			remaining
	price	Number of shares		contractual
	per share	Outstanding	Exercisable	life (years)
	$1.25	403,000	403,000	2.9
	2.38	100,000	100,000	3.8
	2.48	80,000	80,000	3.8
	3.66	750,000	249,998	5.6
	4.30	9,000	3,000	5.7
	4.57	9,000	3,000	5.9
	4.65	90,000	90,000	8.8
	4.66	60,000	20,000	5.1
	4.95	250,000	50,000	9.2
	4.98	200,000	50,000	6.6
	5.80	75,000	25,000	5.4
	5.84	250,000	50,000	6.9
	6.03	203,125	32,500	5.7

		2,479,125	1,156,498

Wgtd. Ave. remaining contractual life		5.7 years	4.6 years
Aggregate intrinsic value		$3,653,125	$2,755,925

Note 5 — Material Related Party Transactions
     We had no material Related Party Transactions during the quarter ended March 31, 2007.
Note 6 — Subsequent Events
     In April 2007, we closed on an offering of 6,001,390 shares of common stock for gross proceeds of approximately $28.5 million and net proceeds (after offering costs) of approximately $27 million. We intend to use the net proceeds to fund our drilling activities and for general corporate purposes.
Note 7 — Commitments and Contingencies
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
     North Finn has not exercised its option nor made a commitment to exercise under the Emerging Issues Task Force Interpretation 96-18, whereby the value of North Finn’s option is not currently recognized in our financial statements.

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
     This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors,” those described in our annual report on Form 10-K/A for the year ended December 31, 2006, and those described from time to time in our future reports filed with the SEC.
Overview
     We are an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States. The following oil and gas exploration/development project updates should be read in conjunction with our annual report on Form 10-K/A for our fiscal year ended December 31, 2006.
Fetter Prospect and the Greater Douglas Project Area — Powder River Basin, Wyoming
     Drilling activity continues within our Fetter prospect with the Sims 15-26 well. This is the first of a planned three to four well drilling program pursuant to our participation agreement with Red Technology Alliance LLC (“RTA”). The Sims 15-26 well has been lined with 9-5/8 inch casing to 10,850 feet and vertical drilling continued through the Dakota formation to a total vertical depth of 12,475 feet. A 60 foot core sample was retrieved from the Frontier formation, a 30 foot core sample was retrieved from the Mowry formation and a full suite of open hole logs have been run. The open-hole portion of the well below the 9-5/8 inch casing has been cemented in and current operations involve drilling the curve to position the wellbore at a horizontal angle and installing 7-5/8 inch casing. After the 7-5/8 inch casing is installed, a horizontal lateral of up to 2,500 feet is expected to be drilled in the target Frontier formation. We are being carried through the tanks in this well for a 23.125% working interest.
     After drilling operations on the Sims 15-26 well are complete, and following a period of production testing that may take up to 60 days, we expect the second well in the drilling program funded by RTA will commence. The second well is expected to be drilled vertically through at least the Frontier formation (but may be drilled through the deeper Mowry formation), with completion in each of the

Steele, Niobrara, Frontier and potentially the Mowry formations. Following a period of production testing and analysis, future drilling could be either horizontal or vertical depending on expected well economics.
     We expect the 2007 drilling program at Fetter will be funded entirely by RTA pursuant to our participation agreement. We currently own a 92.5% working interest in the Fetter Prospect acreage position, which will be reduced to 69.375% after RTA completes this three to four well program.
Krejci Oil Project (Powder River Basin, Wyoming)
     At our Niobrara County, Wyoming Krejci project, we have completed drilling operations in the first well of a planned eight-well program that will build upon information obtained from the initial two wells drilled, the Krejci 3-29 well and the Mill Trust #1-12 well. The Werner 1-14H well has been drilled to a total measured depth of 10,235 feet, which includes a horizontal lateral through the Mowry formation of approximately 3,100 feet. The well has been successfully lined with an un-cemented pre-perforated liner in the horizontal lateral section. After completion operations are finalized, we expect a pumping unit will be installed and the well will be put on production. The drilling rig used to drill the Werner 1-14H well has been moved to the State 1-16H well location, and drilling operations have commenced on this second well in the eight-well program. We own a 45% working interest in these wells; Brigham Exploration Company owns a 50% working interest and is operator; and privately held North Finn LLC owns a 5% working interest. Our acreage position at the Krejci project currently encompasses approximately 116,000 gross (approximately 41,000 net) acres.
Goliath Project, Williston Basin, North Dakota
     Current operations on our initial well, the Champion 1-25H, involve testing each of the three horizontal lateral wellbores independently before a pumping unit is installed and the well is put on production. We have conducted extensive analysis within our Goliath project acreage position and have identified additional productive potential in formations below the target Bakken formation. We continue to evaluate the optimum drilling, completion and stimulation methods in order to best design the next well to be drilled here. We expect to drill one or two additional wells at our Goliath project in 2007. We own a 50% working interest in the Champion 1-25 well; privately held Evertson Operating Company, which has extensive oil and gas operations experience, owns a 25% working interest in the project and will operate the initial wells; and Denver, Colorado based Teton Energy Corporation owns the remaining 25% working interest. We control approximately 87,000 gross (approximately 32,000 net) acres in the Goliath project.
Results of Operations
     The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006. It also should be read in conjunction with the financial statements and notes thereto included in this report.
The Quarter Ended March 31, 2007 Compared with the Quarter Ended March 31, 2006.
     We recorded net loss attributable to common stockholders of $ (865,359) (loss of two cents per common share, basic and diluted) for the quarter ended March 31, 2007, as compared to net income attributable to common stockholders of $2,203,354 (six cents per common share, basic and diluted) for the quarter ended March 31, 2006. Included in the net income for 2006 is a gain from the sale of our Big Sky oil and gas project of $4,261,854 ($2,569,677 after tax effect of $1,692,177). The Big Sky project accounted for approximately 95% of our oil and gas production and revenues for the first quarter 2006. As a result of the sale, neither the oil and gas operations reflected in the quarter ended March 31, 2006 nor the comparisons of oil and gas operations for the quarter ended March 31, 2007 to March 31, 2006, are indicative of future oil and gas operations.
     For the quarter ended March 31, 2007, we recorded total oil and gas revenues of $395,500. We recorded revenues of $222,729 from the sale of 4,334 barrels of oil (“Bbls”) for an average price of $51.39 per Bbl, and $172,771 in revenues from the sale of 27,020 Mcf of natural gas for an average price of $6.39 per Mcf. For the quarter ended March 31, 2006, we recorded total oil and gas revenues of $1,570,852. We recorded revenues of $1,370,416 from the sale of 24,933 barrels of oil (“Bbls”) for an average price of $54.96 per Bbl, and $200,436 in revenues from the sale of 23,037 Mcf of natural gas for an average price of $8.70 per Mcf.
     Lease operating expenses and production taxes were $103,149 ($11.67 per barrel of oil equivalent (“boe”) produced) for the quarter ended March 31, 2007 and $101,191 ($3.52 per boe) for the quarter ended March 31, 2006. We recorded depreciation, depletion and amortization expense associated with our oil and gas operations of $223,818 ($25.33 per boe) for the quarter ended March 31, 2007 and $515,899 ($17.93 per boe) for the quarter ended March 31, 2006.
     We recorded $1,132,842 and $1,072,570 in general and administrative expenses for the quarter ended March 31, 2007 and March 31, 2006, respectively. The major changes in general and administrative expenses were (1) a $146,000 increase in auditing costs for the new 404 attestation requirement and for restatement of past financial statements for the change in accounting for the Tower Colombia merger in 2005, (2) an approximate $50,000 increase in salary costs due to additional personnel and (3) a reduction of approximately $218,000 in share-based compensation expense attributable to employee stock options.
     For the quarters ended March 31, 2007 and 2006, we recorded $155,410 and $266,301, respectively in dividends attributable to our outstanding Series AA Convertible Preferred Stock. The decrease in dividends is due to the conversion in January 2007 of 112,000 of 250,000 total shares of the convertible preferred stock into common stock of the Company.
Liquidity and Capital Resources
     At March 31, 2007, we had $9.0 million in working capital. We had cash and cash equivalents at March 31, 2007 of $4.1 million.
     In April 2007, we received approximately $27 million in cash (after offering costs) from the sale of 6,001,390 shares of our common stock. We intend to use the net proceeds to fund our drilling activities and for general corporate purposes. Additional capital resources should be available to us from the sale of our short term investment. We expect to sell the investment within the next twelve months and to use the proceeds primarily for our drilling activities.
     We currently anticipate capital expenditures in 2007 to be approximately $17 million to fund our share of planned oil and gas drilling operations and to fund other known oil and gas related costs such as land and geological costs.

     For the three-month periods ended March 31, 2007 and March 31, 2006, our sources and uses of cash were as follows:
     Net Cash Provided By Operating Activities — Our net cash provided by operating activities decreased from $1,165,825 during the quarter ended March 31, 2006, to $(629,433) for the quarter ended March 31, 2007 primarily due to lower revenues following the March 31, 2006 sale of our interest in the Big Sky project, which accounted for approximately 95% of our oil and gas revenues in the first quarter of 2006.
     Net Cash Provided By or Used In Investing Activities — During the quarter ended March 31, 2007, we used a net $2.7 million in investing activities. During the quarter ended March 31, 2006 our investing activities provided a net $7 million in cash. The $9.7 million difference is primarily due to the $10.7 million in net proceeds from the sale of our interests in Big Sky on March 31, 2006.
     Net Cash Provided By Financing Activities — During the quarter ended March 31, 2007, we had received no cash provided by financing activities. During the quarter ended March 31, 2006, we had $25,288 in net cash provided by financing activities from the exercise of common stock warrants.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
PART II.
OTHER INFORMATION
Item 1A — RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2006 annual report on Form 10-K/A.
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

Signatures	Title	Date

/s/ Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors	May 10, 2007
Patrick D. O’Brien

/s/ Joseph B. Feiten	Chief Financial Officer	May 10, 2007
Joseph B. Feiten

EXHIBIT INDEX

Exhibit No.	Description

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	906 Certification of Chief Executive Officer

32.2	906 Certification of Chief Financial Officer