Form 10-Q
period 2007-06-30
AMERICAN OIL & GAS INC
filed 2007-08-08
CIK 1120916

United States Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
The total shares of $.001 Par Value Common Stock outstanding at August 7, 2007 were 46,215,241.

AMERICAN OIL & GAS, INC.
FORM 10-Q
INDEX

PART I
ITEM 1. FINANCIAL STATEMENTS
AMERICAN OIL & GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,051,741	$7,488,474
Short-term investment	1,948,200	8,456,400
Trade receivables	397,265	336,188
Receivable for sale of oil and gas properties	—	777,461
Prepaid expenses	243,658	402,287
Equipment Inventory	40,904	40,904

Total current assets	32,681,768	17,501,714

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $38,082,961 at 6/30/07 and $33,263,390 at 12/31/06)	47,703,996	41,424,253
Other property and equipment	299,416	295,485

Total property and equipment	48,003,412	41,719,738
Less-accumulated depreciation, depletion and amortization	(3,039,831)	(2,598,581)

Net property and equipment	44,963,581	39,121,157

OTHER ASSETS
Goodwill	11,670,468	11,670,468
Other intangible asset, net of accumulated amortization	510,000	600,000
Drilling prepayments	14,354	233,058
Other	30,384	10,000

	$89,870,555	$69,136,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,742,480	$1,964,000
Asset retirement obligations	43,556	40,321
Deferred income taxes	14,195	2,172,785
Preferred dividends payable	261,648	479,342

Total current liabilities	3,061,879	4,656,448

LONG-TERM LIABILITIES
Asset retirement obligations	232,455	194,947
Deferred income taxes	1,628,365	2,197,329

Total long-term liabilities	1,860,820	2,392,276

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value; authorized 400,000 shares; issued and outstanding – 138,000 shares at 6/30/07 and 250,000 at 12/31/06; redemption value of $7,713,648 at 6/30/07 and $13,979,342 at 12/31/06	138	250
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding – 46,205,641 shares at 6/30/07 and 38,927,114 shares at 12/31/06	46,206	38,927
Additional paid-in capital	87,237,942	59,174,874
Accumulated deficit	(2,360,435)	(799,993)
Accumulated other comprehensive income	24,005	3,673,615

	84,947,856	62,087,673

	$89,870,555	$69,136,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
REVENUES
Oil and gas sales	$404,090	$259,033	$799,590	$1,829,885
Other revenues	12,000	1,530,000	12,000	1,530,000

	416,090	1,789,033	811,590	3,359,885

OPERATING EXPENSES
Lease operating	149,587	64,602	252,736	165,793
General and administrative	1,168,960	758,749	2,301,802	1,831,319
Depletion, depreciation and amortization	237,739	144,292	522,068	709,156
Accretion of asset retirement obligation	6,120	808	11,605	1,787

	1,562,406	968,451	3,088,211	2,708,055

INCOME (LOSS) FROM OPERATIONS	(1,146,316)	820,582	(2,276,621)	651,830

OTHER INCOME
Gain on sale of oil and gas properties	—	2,897,616	—	7,159,470
Gain on sale of securities	108,059	—	108,059	—
Investment income	298,214	137,929	365,570	170,527

	406,273	3,035,545	473,629	7,329,997

INCOME (LOSS) BEFORE INCOME TAXES	(740,043)	3,856,127	(1,802,992)	7,981,827

Income tax expense-current	—	—	—	—
Income tax expense (reduction) -deferred	(194,000)	1,624,412	(547,000)	3,280,457

NET INCOME (LOSS)	(546,043)	2,231,715	(1,255,992)	4,701,370

Less dividends on preferred stock	(149,040)	(269,260)	(304,450)	(535,561)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(695,083)	$1,962,455	$(1,560,442)	$4,165,809

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(.02)	$.05	$(.04)	0.11
Diluted	$(.02)	$.05	$(.04)	0.11

Weighted average common shares outstanding:
Basic	44,973,682	36,687,937	42,455,047	36,654,267
Diluted	44,973,682	37,270,724	42,455,047	37,237,054
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN OIL & GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(1,255,992)	$4,701,370
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expenses		607,244	921,377
Depletion, depreciation and amortization		522,068	709,156
Accretion of asset retirement obligations		11,605	1,787
Gains on sales of oil & gas properties		—	(7,159,470)
Gains on sales of short-term investments		(108,059)	—
Deferred income taxes		(547,000)	3,280,457
Service fee in the form of a convertible note		—	(1,530,000)
Changes in non-cash current assets and liabilities:
Decrease (increase) in receivables		(61,077)	783,051
Decrease (increase) in advances and prepaid expenses		158,629	(91,131)
Increase (decrease) in accounts payable and accrued liabilities		(240,361)	310,066

Net cash provided (used) by operating activities		(912,943)	1,926,663

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties		(5,024,262)	(9,096,965)
Proceeds from the sale of oil and gas properties		777,461	14,224,712
Partial sale of investment in equity securities (Note 10)		808,059	—
Cash paid for office equipment		(3,931)	(119,112)
Cash paid for other long-term assets		0	(10,000)

Net cash provided (used) by investing activities		(3,442,673)	4,998,635

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from sale of common stock		28,506,602	—
Cash paid for stock offering and issuance costs		(1,956,465)	—
Proceeds from exercise of common stock warrants and stock options		368,746	95,069

Net cash provided by financing activities		26,918,883	95,069

NET INCREASE IN CASH		22,563,267	7,020,367
CASH, BEGINNING OF PERIOD		7,488,474	6,022,822

CASH, END OF PERIOD		$30,051,741	$13,043,189

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest expense and income taxes incurred		$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Conversion of preferred stock into common stock		$6,048,000	$—
Other comprehensive loss for decline in fair value of short-term investment		$(3,649,610)	$—
Property sales proceeds in the form of a receivable		$—	$3,699,312
Share-based compensation expense		$607,244	$921,377
Common stock issued for past services		$—	$107,730
Preferred dividends paid in shares of common stock		$522,144	$540,000
Drilling prepayments applied to drilling costs		$218,704	$—
Service fee received in the form of a convertible note (Note 10)		$—	$1,530,000
Property sold in exchange for a convertible note (Note 10)	$		$1,080,000
Conversion of notes into investment in equity securities (Note 10)	$		$2,610,000
Unrealized gain on investment in equity securities (Note 10)	$		$3,280,000
Reduction in unrealized gains on investment in equity securities (Note 10)		$3,649,610	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN OIL & GAS, INC.
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)
June 30, 2007
Note 1 — Company and Business
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
Note 2 — Basis of Presentation and Significant Accounting Policies
The accompanying interim financial statements of American are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the operating results for the entire year.
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
USE OF ESTIMATES — As further discussed on page F-8 of Form 10-K/A for the year ended December 31, 2006, the preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
SIGNIFICANT ACCOUNTING POLICIES — For descriptions of the Company’s significant accounting policies, please see pages F-9 through F-13 of Form 10-K/A for the year ended December 31, 2006.
For interim financial reporting during a fiscal year, current and deferred tax provisions are based on projected effective tax rates for the full year applied to the pre-tax income for the interim period, whereby the deferred tax assets and liabilities at the end of an interim period are impacted by their projected balances for the year-end.
Amortization of oil and gas property costs is computed quarterly and not year-to-date, using the estimated proved reserves as of the end of the calendar quarter. Amortization for the fiscal year is the sum of the four quarterly amortization amounts. Management estimated the proved reserves at June 30, 2007 and June 30, 2006, with consideration of (1) the proved reserve estimates for the prior fiscal year-end prepared by independent engineering consultants and (2) significant new discoveries and significant changes during the interim period in production, ownership, and other factors underlying reserve estimates. See Note 3 regarding proved reserve estimates at June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS — As of July 31, 2007, there have been no recent accounting pronouncements relevant to the Company in addition to those discussed on pages F-12 and F-13 of Form 10-K/A for the year ended December 31, 2006.
In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the instrument’s form. SFAS 155 allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. We do not currently have Hybrid Financial Instruments to which SFAS 155 relates. We adopted SFAS 155 effective January 1, 2007, but adoption did not have a material impact on our financial statements.
In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities to be initially measured at fair value. We do not have servicing assets or servicing liabilities to which SFAS 156 relates. We adopted SFAS 156 effective January 1, 2007 but adoption did not have a material effect on our financial statements.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. We adopted FIN 48 effective January 1, 2007, but adoption did not have a material impact on our financial statements.
GAS BALANCING — As of June 30, 2007 and December 31, 2006, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.
RECLASSIFICATION — Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 financial statement presentation. Such reclassifications have had no effect on net income (loss).
Note 3 — Significant Changes in Proved Reserve Estimates
Our proved reserves at June 30, 2007 were estimated internally by management. The estimates are significantly greater than at December 31, 2006, as shown in the following table:

	6/30/2007	12/31/2006	% change
Proved reserves – oil (bbl)	106,492	91,850	+ 16%
Proved reserves – gas (mcf)	1,094,515	809,847	+ 35%
Standardized measure	$7,200,000	$4,598,000	+ 57%

With the increase in estimated reserves, the amortization rate for capitalized costs of oil and gas evaluated properties declined 17% (from $25.33 per barrel of oil equivalent for the three months ended March 31, 2007 to $20.95 per BOE for the three months ended June 30, 2007).
The primary reason for the increase in reserves and standardized measure is an upward revision in proved oil and gas reserves for our 23.125% working interest in the Sims 15-26 horizontal well drilled in 2007 at our Fetter project. The revision increased the standardized measure by approximately $2.5 million. The well is still undergoing production tests, and our June 30, 2007 estimates of the well’s proved (i.e., reasonably certain) reserves prior to establishing sustained production assume (a) an initial gas production rate of approximately half the rates at which the well produced at times while drilling the horizontal portion of the well and (b) a hyperbolic decline in production whereby the proved reserves recognized at June 30, 2007 are approximately double the estimated first year’s production. Such estimation (based on limited production tests and other drilling data) is not as reliable as estimation based on several months of production history. Such production history establishes the actual initial production rate and better indicates the future production decline rates. The future estimation of Sims 15-26 proved reserves as of December 31, 2007 is expected to utilize such production history and those proved reserve estimates may be significantly greater or less than the well’s proved reserve estimates as of June 30, 2007. Our June 30, 2007 estimates of proved reserves for the Company do not recognize any proved undeveloped reserves for undrilled well sites offsetting the Sims 15-26 well.
Note 4 — Property and Equipment
Property and equipment at June 30, 2007, consisted of the following:

Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization or ceiling test	$38,082,961
Evaluated costs	9,621,035

47,703,996
Office equipment, furniture and software	299,416

48,003,412
Less accumulated depreciation, depletion and amortization	(3,039,831)

Property and equipment	$44,963,581

There were no significant property acquisitions or divestitures in the six-month period ended June 30, 2007. On March 31, 2006, we sold property that accounted for approximately 88% of our proved reserves at the time of sale and over 95% of our revenue in the three months preceding the sale.
The following table shows Depreciation, Depletion and Amortization (“DD&A”) expense by type of asset:

	Six-month Period
	Ended June 30,
	2007	2006
Amortization of costs for evaluated oil and gas properties	$400,818	$608,639
Amortization of Other Intangible Asset	90,000	90,000
Depreciation of office equipment, furniture and software	31,250	10,517

Total DD&A expense	$522,068	$709,156

Note 5 — Asset Retirement Obligations
Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. The following table reflects the change in ARO for the three-month and six-month periods ended June 30, 2007 and June 30, 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning asset retirement obligation	$281,944	$110,245	$235,268	$117,011
Liabilities incurred	16,140	1,212	61,148	1,212
Liabilities settled	(22,898)	—	(22,898)	(7,745)
Revisions in estimated liabilities	(5,295)	—	(9,112)	—
Accretion	6,120	810	11,605	1,789

Ending asset retirement obligation	$276,011	$112,267	$276,011	$112,267

Current portion of obligation, end of period	$43,556	$—	$43,556	$—
Note 6 — Income Taxes
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
We currently estimate that for the year ending December 31, 2007, our weighted average statutory income tax rate (federal and state combined) will approximate 37.2% and our effective income tax rate will approximate 30.3%. The effective rate differs from the statutory rate due to permanent differences primarily relating to stock options granted to employees and relating to percentage depletion. A provision (reduction) for deferred income taxes of $ (194,000) and $1,624,412 were reported for the three-month periods ended June 30, 2007 and 2006, respectively. We did not incur federal or state income tax liabilities for 2006 and do not expect to owe income taxes for 2007.
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

Note 7 — Earnings per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
For the three-month and six-month periods ended June 30, 2007, there are no adjustments for dilution because of the periods’ net losses (rather than net income) to common shareholders. Securities outstanding at June 30, 2007 that could in the future potentially dilute basic net income per share for common stockholders are described in Note 7 and include (i) preferred stock convertible into 1,242,000 common shares, (ii) warrants for 1,027,980 shares, (iii) outstanding stock options for 2,565,125 shares (of which 1,305,875 were exercisable at June 30, 2007), and (iv) an option for 2,900,000 common shares in exchange for certain oil and gas properties.
The following table summarizes the calculations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss) to common stock holders	$(695,083)	$1,962,455	$(1,560,442)	$4,165,809
Adjustments for dilution	—	—	—	—

Net income adjusted for effects of dilution	$(695,083)	$1,962,455	$(1,560,442)	$4,165,809

Basic Weighted Ave. Common Shares Outstanding	44,973,682	36,687,937	42,455,047	36,654,267
Add dilutive effects of options and warrants	—	582,787		582,787
Add dilutive effects of convertible preferred stock	—	—		—

Diluted Weighted Ave. Common Shares Outstanding	44,973,682	37,270,724	42,455,047	37,237,054

Net income per common share — basic	$(0.02)	$0.05	$(0.04)	$0.11
Net income per common share — diluted	$(0.02)	$0.05	$(0.04)	$0.11
Note 8 — Equity
COMMON STOCK — The following material changes occurred during the three-month period ended June 30, 2007 with regard to our common stock:
•
In April, 2007, we sold a total of 6,001,390 shares of common stock at a price of $4.75 per share, adding $28,500,601 to Additional Paid in Capital. We paid and charged against Additional Paid-in Capital a $1,624,876 placement fee, a $45,000 AMEX listing fee, $161,570 in other offering fees and $125,019 in related legal and accounting fees.

•	In April and May of 2007, we received $368,746 from the exercise of employee stock options for 79,300 shares of common stock.

•
On June 15, 2007, we granted 100,000 restricted and escrowed shares of common stock to our new Vice President of Exploration that vest after five years of service or upon a change in control. Reflecting the $5.84 closing price on June 15th of our common stock, we recorded deferred compensation of $584,000. Additional Paid-In Capital increased by $583,900.

•
Additional Paid-In Capital increased by an additional $278,372 for recognition, in accordance with SFAS 123R, of (a) $250,569 in share-based compensation related to stock options, (b) $21,964 in net excess tax benefits relating to stock option exercises and (c) $5,839 in share-based compensation related to shares granted and vesting over time.

•
Additional Paid-In Capital decreased by $4,867 for earned compensation relating to the aforementioned $584,000 in deferred compensation and by $17,955 in recognition of previously deferred compensation relating to a prior award of common stock held until associated services were performed.

The following material changes occurred during the three-month period ended March 31, 2007 with regard to our common stock:
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

•	Additional Paid-In Capital decreased $17,955 in recognition of previously deferred compensation relating to a prior award of common stock held until associated services were performed.
Share-based compensation expense for the six months ended June 30, 2007 totaled $607,244, which consisted of $528,508 related to stock option values recognized over vesting periods, $42,826 relating to stock grants and $35,910 for recognition of previously deferred stock-based compensation.
PREFERRED STOCK — At June 30, 2007 there are a total of 138,000 shares of Series AA Convertible Preferred Stock (“Preferred Stock”) outstanding. We are obligated to pay an 8% annual dividend on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion. Each share of Preferred Stock is convertible into nine shares of common stock for a total of 1,242,000 common shares, which is a conversion rate of $6.00 per share.
The Preferred Stock automatically converts into common stock on July 22, 2008, or anytime sooner at the discretion of the preferred holders. We can require conversion of the Preferred Stock if the daily weighted average trading price of our common stock averages at least $9.00 for 25 consecutive trading days.
OTHER COMPREHENSIVE INCOME — During the six-months ended June 30, 2007, Other Comprehensive Income decreased by $3,649,610 to $24,005 to reflect a decline in the fair value of short-term investments, net of related deferred income taxes as further discussed in Note 10.
WARRANTS — The table below reflects the status of warrants outstanding at June 30, 2007 held by others to acquire our common stock:

	Common	Exercise	Expiration
Issue Date	Shares	Price	Date
July 22, 2005	671,880	$6.00	December 31, 2007
July 22, 2005	281,250	$6.00	July 21, 2008
September 15, 2003	20,000	$1.15	September 15, 2008
July 23, 2003 to September 24, 2003	54,850	$0.75	July 24, 2008 to September 24, 2008

	1,027,980

At June 30, 2007, the per-share weighted average exercise price of outstanding warrants was $5.63 per share and the weighted average remaining contractual life was 8.5 months.
STOCK OPTIONS — Under our 2004 Stock Option Plan (the “2004 Plan”), stock options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Options may be granted to key employees and other persons who contribute to our success. We have reserved 2,500,000 shares of common stock for issuance under the Plan. At June 30, 2007, options to purchase 21,990 shares were available to be granted pursuant to the 2004 Plan.
At the Company’s Annual Stockholders meeting in August 2006, the stockholders approved the Company’s 2006 Stock Incentive Plan. The 2006 Plan provides for up to 1,500,000 additional shares of common stock that may be issued to employees, directors and other persons who provide services to the Company. Issuance of those shares may be by stock option awards, restricted stock awards or restricted stock unit awards. At June 30, 2007, options to purchase 997,275 shares were available to be granted pursuant to the 2006 Stock Incentive Plan.
Stock Options as of June 30, 2007
In January 2006, the Company entered into a participation agreement with North Finn (“North Finn”). An element of that agreement is that North Finn has an option until July 31, 2012 to receive 2,900,000 shares of the Company’s common stock in exchange for certain oil and gas rights held by North Finn. A second element is that beginning on August 1, 2010 until July 31, 2012, the Company has an option to require North Finn to exchange those property interests in return for the 2,900,000 shares. North Finn has not exercised its option nor made a commitment to exercise under the Emerging Issues Task Force Interpretation 96-18, whereby no value is currently recognized in our financial statements with respect to North Finn’s option. The option and the participation agreement are discussed in Note 10 Commitments and Contingencies.
Other than the aforementioned North Finn option, outstanding stock options at June 30, 2007 are those granted under the Company’s 2004 Plan or 2006 Plan. The following table summarizes the status of stock options outstanding under the 2004 Plan and 2006 Plan:

		Weighted Avg.
	Number of	Exercise
	Shares	Price
Options outstanding — December 31, 2006 (985,498 exercisable)	2,186,000	$3.60
Options granted in the six months ended June 30, 2007	690,000	$5.88
Less options forfeited in the six months ended June 30, 2007	(233,575)	$4.98
Less options exercised in the six months ended June 30, 2007	(79,300)	$4.65

Options outstanding — June 30, 2007 (1,305,875 exercisable)	2,563,125	$4.06

The weighted-average, grant-date estimated fair value of stock options granted during the quarter ended June 30, 2007 was $1.88 per underlying common share. The following valuation models and key model assumptions were used for the significant options granted in the six-month periods ended June 30, 2007 and June 30, 2006:

	June 30, 2007	June 30, 2006
Model	Modified Binomial	Black-Scholes
Option life (in years)	4 to 5	5 to 8
Annual volatility over option life	35%	33% to 63%
Annual volatility for black-out periods	0%	33% to 63%
Risk-free interest rate	4.7% to 5.1%	4.5% to 5.2%
Pre-vesting forfeiture rate	0%	0%
Dividend yield	0%	0%
Intrinsic Value /share that urges exercise	$2.00 to $2.16	n/a for model
The reduction in expected option life reflects reduction in vesting terms and other changes in contractual terms found in options granted in 2007 compared with those granted in the first half of 2006.
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
The modified binomial model takes into consideration that as a stock price rises significantly above the option exercise price, the resulting significant “triggering intrinsic value” of the option can urge an employee to exercise the option, either (i) to sell some or all of the underlying stock to convert intrinsic value to cash, or (ii) to begin holding some or all of the stock for one year to reduce the income tax rate on the later anticipated gain from sale of the stock. The $2.00 to $2.16 triggering intrinsic value per share assumption for options granted in the six months ended June 30, 2007 equates to approximately an $8.00 per share stock price.
We believe that the modified binomial model provides a better estimate than the Black-Scholes model of the fair value of stock options granted to our employees since the modified binomial model can reflect additional factors such as expectations that some employees will exercise options if and when the options’ intrinsic values becomes significant.
The following table presents additional information related to the stock options outstanding at June 30, 2007 under the 2004 Plan and 2006 Plan:

				Weighted average
	Exercise			remaining
	price	Number of shares		contractual
	per share	Outstanding	Exercisable	life (years)
	$1.25	403,000	403,000	2.7
	2.38	100,000	100,000	3.5
	2.48	80,000	80,000	3.5
	3.66	750,000	375,000	5.3
	4.30	9,000	3,000	5.4
	4.57	3,000	3,000	5.6
	4.66	60,000	40,000	4.8
	4.95	250,000	90,000	9.0
	4.98	200,000	50,000	6.3
	5.15	30,000	0	6.9
	5.80	75,000	25,000	5.2
	5.84	400,000	80,000	7.9
	6.03	203,125	56,875	5.4

		2,563,125	1,305,875

Wgtd. Ave. remaining contractual life		5.6 years	4.7 years
Aggregate intrinsic value, June 30, 2007		$6,976,984	$4,770,785

Note 9 — Material Related Party Transactions
We had no material Related Party Transactions during the six-month period ended June 30, 2007.
Note 10 — Short-term Investment
Prior to May 2006, we received $2,610,000 of convertible notes as consideration for the sale of oil and gas properties and for a property finder’s fee. We converted the notes into the stock of a privately-held company that in May 2006 merged into publicly traded PetroHunter Energy Corporation, whereby we acquired 5,220,000 unregistered shares of PetroHunter common stock, at a cost of $2,610,000 ($0.50 per share). The stock became saleable in transactions exempt from registration starting in late May 2007. In June 2007, we sold 1,400,000 shares for $808,059, realizing a gain of $108,059.
In accordance with Statement of Financial Accounting Standards No. 115, unregistered shares that are reasonably expected to be sold within one year are recorded at the trading price of registered, marketable shares. At December 31, 2006, when PetroHunter common stock had a closing price of $1.62 per share, we carried the investment at $8,456,000 ($1.62 per share) and reflected in Other Comprehensive Income the associated unrealized gain of $3,673,615, net of $2,172,785 deferred income tax liability. At June 30, 2007, when PetroHunter common stock had a closing price of $0.51 per share, we carried the 3,820,000 unsold shares at $1,948,200 ($0.51 per share). The $1.11 decline in carrying value per share resulted in a decline in Other Comprehensive Income to $24,005 at June 30, 2007.
We intend to sell all or substantially all of our remaining shares of PetroHunter common stock in the second half of 2007, but may incur a net loss in doing so.
Note 11 — Investment Income from Cash Equivalents
We earned investment income of $365,570 for the six months ended June 30, 2007 by investing excess cash in short-term instruments with daily, 7-day and 28-day maturities, yielding the equivalent of approximately 4.6% to 5.2% per annum. The investments were made through a major US bank and a large US brokerage firm.
Note 12 — Commitments and Contingencies
We may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although we believe we have complied with the various laws and regulations, new rulings and interpretations may require us to make future adjustments.

North Finn Option
On January 5, 2006, we entered into a participation agreement with North Finn LLC (“North Finn”). Under the agreement, we will fund 60% of North Finn’s future lease, drilling and other project related capital obligations in jointly owned project areas, in order to earn 60% of North Finn’s interest in that particular lease or well, including offset locations. We paid $535,000, and reimbursed approximately $976,000 to North Finn for 60% of all project related costs that North Finn had incurred in jointly owned project areas after the effective date of August 1, 2005.
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
Fetter Prospect — Powder River Basin, Wyoming
At our Fetter project, the Sims 15-26H well has been successfully drilled and casing has been installed in a 1,165 foot horizontal lateral that was drilled into the targeted Frontier formation, one of several prospective formations in the field. Extended production testing into the sales line has commenced that will provide reservoir data that is essential to help maximize and optimize the long-term production and reserve potential from the well. The initial phases of the test program will evaluate the natural unstimulated production potential of the Frontier after which artificial fracture stimulation procedures may be performed followed by additional testing.
Drilling operations have commenced at the Hageman 16-34H, the second well of the current Fetter program This Hageman 16-34H well was drilled in 2005 to a total measured depth above the Frontier formation of 11,332 feet when drilling rig issues required American to suspend drilling operations and temporarily abandon the well. The well has 9-5/8 inch casing set to 8,583 feet. Current plans for the Hageman well are to replicate the Sims 15-26H drilling program by again drilling horizontally in the Frontier formation
The Sims 15-26H and Hageman 16-34H wells are the first two of a planned three to four well program at Fetter that is being funded by Red Technology Alliance (RTA) and project managed by Halliburton. A third well is expected to be drilled vertically to test the productive potential of up to five different formations in the field; the Steele, Niobrara, Frontier, Mowry and Dakota. American is being carried through the tanks in this phase of the drilling program for a 23.125% working interest in each of the three to four wells, and currently owns a 92.5% working interest in the approximate 50,000 net acre Fetter Field acreage position. Upon completion of the initial drilling program, RTA will earn a 25% working interest in the undrilled acreage. American will retain a 69.375% working interest in the undrilled acreage and privately held North Finn LLC will retain the remaining 5.625% working interest.
West Douglas Prospect — Powder River Basin, Wyoming
In July 2007, we signed a participation agreement with RTA allowing RTA to fund 100% of the drilling and, if warranted, the completion costs of a deep test well at our West Douglas project. In return, RTA will earn a 50% working interest in the approximate 40,000 gross acre position in Converse County, Wyoming. The West Douglas project, which is west of the Fetter Project along the southern basin bounding fault in the Powder River Basin, is part of our greater Douglas project area. This prospect keys off of a well that was drilled to a total depth of 14,500 feet by Amoco in 1981. The Amoco well had positive shows in a number of formations. The test well should commence drilling before October 2007, and is expected to be drilled to a total vertical depth of approximately 14,500 feet. The well is designed to evaluate the productive potential of a number of formations including the Steele, Niobrara, Frontier, Mowry and Dakota. We currently own a 90% working interest in the acreage position, and privately held North Finn LLC owns the remaining 10%. We will own a 45% carried working interest in the test well and will retain a 45% working interest in the West Douglas undrilled acreage. As with the wells being drilled at Fetter, Halliburton is project manager for the drilling at West Douglas.

Krejci Oil Project Powder River Basin, Wyoming
At our 116,000 gross arce Krejci project, located in Niobrara County, Wyoming, four horizontal Mowry wells have now been drilled that are in various stages of completion and production testing. All wells thus far have been operated by Austin, Texas based Brigham Exploration. Positive indications from these wells have encouraged Brigham and American to expand the program by up to eight additional wells that will further the companies knowledge and understanding of this play. .
We have temporarily released the drilling rig while continuing to obtain and evaluate data on the four wells drilled thus far. We expect to resume the drilling program in the fourth quarter of 2007. We own a 45% working interest in these wells; Brigham owns a 50% working interest and is operator; and privately held North Finn LLC owns a 5% working interest.
Goliath Project, Williston Basin, North Dakota
At our 87,000 gross acre Williams County, North Dakota Goliath project, we have begun to produce oil and natural gas from our Champion 1-25H well, which was drilled into the targeted Mississippian-Bakken formation. The well is producing out of two of three horizontal lateral wellbores and has averaged about 70 BOE/day over the past 30 producing days. The operator, Evertson Operating, continues to make adjustments to the well in order to maximize the pump efficiency. Information gained from the drilling and completion of the Champion 1-25 well, as well as drilling activity to the east of American’s acreage position by other operators, will be used to further understand the productive potential of the Bakken in this area.
Although our primary target in the Goliath project is the Bakken formation, productive potential also exists in other formations within this acreage position. Denver based Whiting Petroleum Corp, who controls acreage within our Goliath project, has drilled an apparent discovery well into the Red River formation and we are participating with an 11.9% working interest in the Solberg 32-2 well, which is an offset to that discovery. The Solberg 32-2 well has been drilled to total depth of 14,400 feet and based on log analysis, completion operations are underway.
American is currently in the process of permitting a 3D seismic program that is expected to occur in summer 2007 in order to further define the potential for Red River production within portions of its Goliath acreage.
Results of Operations
The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006. It also should be read in conjunction with the financial statements and notes thereto included in this report.

The Quarter Ended June 30, 2007 Compared with the Quarter Ended June 30, 2006.
We recorded net loss attributable to common stockholders of $ (695,083) (loss of two cents per common share, basic and diluted) for the quarter ended June 30, 2007, as compared to net income attributable to common stockholders of $1,962,455 (five cents per common share, basic and diluted) for the quarter ended June 30, 2006. Included in the net income for 2006 are (i) $2,897,616 in gains from the sale of working interests in unevaluated properties and (ii) $1,530,000 in service fee revenue. For the quarter ended June 30, 2007, we had no recognized gain from property sales and no service fee revenue.
For the quarter ended June 30, 2007, we recorded total oil and gas revenues of $404,900 compared with $259,033 for the quarter ended June 30, 2006. Oil & gas sales and production costs are summarized in the following table:

	Three months ended June 30,
	2007	2006
Oil sold (barrels)	4,501	3,874
Average oil price	$59.40	$54.64

Oil revenue	$267,365	$211,694

Gas sold (mcf)	23,695	6,753
Average gas price	$5.77	$7.01

Gas revenue	$136,725	$47,339

Total oil and gas revenues	$404,090	$259,033
Less lease operating expenses	(149,587)	(64,602)
Less oil & gas amortization expense	(177,000)	(93,719)
Less accretion of asset retirement obligation	(6,120)	(808)

Producing revenues less direct expenses	71,383	99,904
Less depreciation of office facilities	(15,739)	(5,573)
Less amortization of other intangible asset	(45,000)	(45,000)
Less general and administrative expenses	(1,168,960)	(758,749)
Add other revenue	12,000	1,530,000

Income (loss) from operations	$(1,146,316)	$820,582

Total barrels of oil equivalent (“boe”) sold	8,450	5,000
Lease operating expense per boe sold	$17.70	$12.92
Amortization expense per boe sold	$20.95	$18.75
We recorded $1,168,960 and $758,749 in general and administrative expenses for the quarter ended June 30, 2007 and June 30, 2006, respectively. The major changes in general and administrative expenses were (1) an approximate $220,000 increase in employee compensation costs largely due to additional personnel and (2) an approximate $142,000 increase in costs of investor relations and shareholder communications in the quarter ended June 30, 2007.
For the quarters ended June 30, 2007 and 2006, we recorded $149,040 and $269,260, respectively in dividends attributable to our outstanding Series AA Convertible Preferred Stock. The decrease in dividends is due to January 2007 conversions (into common stock) of 112,000 of the 250,000 total shares of convertible preferred stock.

The Six-month Period ended June 30, 2007 Compared with the Six-month Period ended June 30, 2006
We recorded net loss attributable to common stockholders of $1,560,442 (four cents per common share, basic and diluted) for the six-month period ended June 30, 2007, as compared to net income attributable to common stockholders of $4,165,809 (11 cents per common share, basic and diluted) for the six-month period ended June 30, 2006. Included in the net income for 2006 are (i) $7,159,470 in gains ($4.5 million after tax effect) from the sale of oil and gas properties and (ii) $1,530,000 in service fee revenue. For the six months ended June 30, 2007, we had no recognized gain from property sales and no service fee revenue.
For the six months ended June 30, 2007, we recorded total oil and gas revenues of $799,590 compared with $1,829,885 for the six months ended June 30, 2006. The primary reason for the revenue decline is the sale on March 31, 2006 of our interest in the Big Sky producing property that accounted for substantially all of our revenues in 2006 through March 31. Oil & gas sales and production costs are summarized in the table that follows.

	Six months ended June 30,
	2007	2006
Oil sold (barrels)	8,835	28,807
Average oil price	$55.47	$54.92

Oil revenue	$490,094	$1,582,109

Gas sold (mcf)	50,715	29,790
Average gas price	$6.10	$8.32

Gas revenue	$309,496	$247,776

Total oil and gas revenues	$799,590	$1,829,885
Less lease operating expenses	(252,736)	(165,793)
Less oil & gas amortization expense	(400,818)	(608,639)
Less accretion of asset retirement obligation	(11,605)	(1,787)

Producing revenues less direct expenses	134,431	1,053,666
Less depreciation of office facilities	(31,250)	(10,517)
Less amortization of other intangible asset	(90,000)	(90,000)
Less general and administrative expenses	(2,301,802)	(1,831,319)
Add other revenue	12,000	1,530,000

Income (loss) from operations	(2,276,621)	$651,830

Total barrels of oil equivalent (“boe”) sold	17,287	33,772
Lease operating expense per boe sold	$14.62	$4.91
Amortization expense per boe sold	$23.19	$18.02
General and administrative expenses for the six months ended June 30, 2007 increased $470,483 (26%) over the same six-month period in 2006. The major changes in general and administrative expenses were (1) a $157,000 increase in financial auditing costs, (2) a $158,000 increase in costs of investor relations and shareholder communications and (3) a $102,000 increase in employee compensation arising from an increase in the number of employees.
We were exempt from paying Alternative Minimum Tax for 2006 but will not be for 2007. However, we expect to not be required to pay income taxes for 2007. For the six months ended June 30, 2007, our recorded current portion of income tax expense was zero.

For the six months ended June 30, 2007, we recorded a $547,000 reduction in deferred income taxes and recorded a $3,280,457 provision for the six months ended June 30, 2006. The $547,000 reduction reflects a projected 30.3% effective deferred tax rate for 2007 as compared with a 37.2% statutory rate. The rate reduction arises primarily from permanent differences related to employee incentive stock options and percentage depletion. The $3,280,457 provision reflects a projected 41% effective deferred tax rate for 2006.
We recorded $304,450 and $535,561 in preferred stock dividends for the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease in dividends is due to the conversion in January 2007 of 112,000 of 250,000 total shares of the convertible preferred stock into common stock of the Company.
Liquidity and Capital Resources
At June 30, 2007, we had $29.6 million in working capital. We had cash and cash equivalents at June 30, 2007 of $32.7 million.
In April 2007, we received approximately $27 million in cash (after offering costs) from the sale of 6,001,390 shares of our common stock. We intend to use the net proceeds to fund our oil and gas activities and for general corporate purposes. Additional capital resources should be available to us from the sale of our short term investment. We expect to sell the investment within the next twelve months and to use the proceeds primarily for our oil and gas activities.
We currently anticipate capital expenditures in 2007 to be approximately $17 million to fund our share of planned oil and gas drilling operations and to fund other known oil and gas related costs such as land and geological costs.
For the six-month periods ended June 30, 2007 and June 30, 2006, our sources and uses of cash were as follows:
Net Cash Provided By Operating Activities — Our net cash provided by operating activities decreased by $2,839,606 (from $1,926,663 provided during the six months ended June 30, 2006, to $912,943 used for the six months ended June 30, 2007). The major changes were (a) an approximate $1.1 million net reduction in receivables, prepaid expenses, accounts payable and accrued liabilities relating to operations rather than to capital projects, (b) an approximate $500,000 increase in general and administrative costs, and (c) an approximate $1 million in lower revenues following the March 31, 2006 sale of our interest in the Big Sky project, which accounted for approximately 95% of our oil and gas revenues in the first quarter of 2006.
Net Cash Provided By or Used In Investing Activities — During the six months ended June 30, 2007, we used a net $3.4 million in investing activities. During the six months ended June 30, 2006 our investing activities provided a net $5.0 million in cash. The $8.4 million difference is primarily due to the $10.7 million in net proceeds from the sale of our interests in Big Sky on March 31, 2006.
Net Cash Provided By Financing Activities — During the six months ended June 30, 2007, we received $26.9 million in cash provided by financing activities — primarily $26.5 million, net of offering costs, for the sale of common stock. During the six month ended June 30, 2006, we had $95,069 in net cash provided by financing activities — all from the exercise of common stock warrants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
Item 4. CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
American Oil & Gas, Inc. held its annual meeting of shareholders on May 31, 2007. At the meeting, five individuals were re-elected as Directors and constitute the Company’s Board of Directors for the coming year, pursuant to the following votes:

	Shares Voted
Nominee	For	Against	Abstain
Patrick D. O’Brien	33,260,696	283,589	0
Andrew P. Calerich	33,260,608	283,677	0
M.S. (“Moni”) Minhas	32,395,630	1,148,655	0
Nick DeMare	32,764,367	779,918	0
Jon R. Whitney	33,268,073	276,212	0
Shareholders also ratified the appointment of HEIN & ASSOCIATES LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, with 33,532,401 votes for ratification, 11,154 votes against and 730 votes abstaining.
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

Signatures	Title	Date

/s/ Patrick D. O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors	August 7, 2007

/s/ Joseph B. Feiten Joseph B. Feiten	Chief Financial Officer	August 7, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1	302 Certification of Chief Executive Officer
31.2	302 Certification of Chief Financial Officer
32.1	906 Certification of Chief Executive Officer
32.2	906 Certification of Chief Financial Officer