Form 10-K
period 2007-12-31
AMERICAN OIL & GAS INC
filed 2008-03-17
CIK 1120916

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2007 was $260,578,642.
The number of shares of registrant’s common stock outstanding as of March 10, 2008 was 46,488,077 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III hereof.

AMERICAN OIL & GAS, INC.
FORM 10-K

As used in this document, “American”, “Company”, “we”, “us” and “our” refer to American Oil & Gas, Inc. and its subsidiaries.
For abbreviations or definitions of certain terms used in the oil and gas industry and in this annual report, please refer to the section entitled “Glossary of Abbreviations and Terms.”

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
These forward-looking statements include, among others, the following:
•	our business and growth strategies,

•	our oil and natural gas reserve estimates,

•	our ability to successfully and economically explore for and develop oil and gas resources,

•	our exploration and development drilling prospects, inventories, projects and programs,

•	availability and costs of drilling rigs and field services,

•	anticipated trends in our business,

•	our future results of operations,

•	our liquidity and ability to finance our exploration and development activities,

•	market conditions in the oil and gas industry,

•	our ability to make and integrate acquisitions, and

•	the impact of environmental and other governmental regulation.
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
The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:
•	the failure to obtain sufficient capital resources to fund our operations,

•	an inability to replace our reserves through exploration and development activities,

•	unsuccessful drilling activities,

•	a decline in oil or natural gas production or oil or natural gas prices,

•	incorrect estimates of required capital expenditures,

•	increases in the cost of drilling, completion and gas gathering or other costs of production and operations,

•	impact of environmental and other governmental regulation, including delays in obtaining permits,

•	hazardous and risky drilling operations, and

•	an inability to meet growth projections.
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
Item 1: Business
We are an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States. We currently control the following:
•
Approximately 124,000 gross (69,000 net) acres in the Douglas Project area, located in the southern Powder River Basin, Wyoming which includes approximately 56,000 gross (36,000 net) acres in the Fetter Prospect,

•	Approximately 131,000 gross (49,000 net) acres in the Krejci Project, located in Niobrara County, Wyoming, and

•	Approximately 79,000 gross (30,000 net) acres in the Goliath Project, located in the Williston Basin, North Dakota.
For more information relating to our operational activities, please see “Item 2: Properties.”
We operate in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of our operations are conducted in the United States. Consequently, we currently report a single industry segment. See “Financial Statements” and “Notes to Consolidated Financial Statements” for financial information about this industry segment.
Competition
We operate in the highly competitive oil and gas areas of acquisition and exploration; areas in which other competing companies have substantially larger financial resources, operations, staffs and facilities. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.
Proved Reserves
Ryder Scott Company L.P. (“Ryder Scott”), an independent petroleum engineering firm, determined our estimated proved oil and gas reserves as of December 31, 2007, 2006 and 2005 and determined the projected future cash flows from those proved reserves and the present value, discounted at 10% per annum, of those future cash flows (“PV-10 Value”), as summarized in the following table. In estimating reserves, Ryder Scott used the SEC definition of proved reserves. Projected future cash flows are based on economic and operating conditions as of the applicable December 31st date for 2007, 2006 and 2005. In particular, projected future cash flows reflect oil and gas prices on those December 31st dates.

	At December 31,
	2007	2006	2005 *
Proved oil reserves (bbls)	96,399	91,850	554,702
Proved NGL reserves (bbls)	53,933	**	**
Proved natural gas reserves (mcf)	1,307,159	809,847	378,213
Future net cash flows (before income taxes)	$13,727,358	$6,428,667	$26,565,846
PV-10 Value	$8,362,799	$4,692,808	$13,798,930

*	Approximately 90% of the reserves PV-10 value at December 31, 2005 related to our Big Sky project, which we sold on March 31, 2006.

**	At December 31, 2006 and 2005, NGL (i.e., natural gas liquids) estimated to be recovered from the produced natural gas were not significant and not separately estimated.

Volumes of reserves actually recovered and cash flows actually received from actual production may differ significantly from the proved reserve estimates and the related projected cash flows, respectively. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.
Reconciliation of Standardized Measure to PV-10 Value
PV-10 Value is the estimated present value of the future net revenues from our proved oil and natural gas reserves before income taxes discounted using a 10% discount rate. PV-10 Value is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that PV-10 Value is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties and that PV-10 Value is widely used by security analysts and investors when evaluating oil and natural gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and natural gas industry calculate PV-10 Value on the same basis. PV-10 Value is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. The table below provides a reconciliation of our standardized measure of discounted future net cash flows to our PV-10 Value.

	At December 31,
	2007	2006	2005
Standardized measure of discounted future net cash flows	$8,304,799	$4,598,000	$13,709,930
Add present value of future income tax discounted at 10%	58,000	94,808	89,000

PV-10 Value	$8,362,799	$4,692,808	$13,798,930

Customers
During fiscal year 2007, we had four major customers: DCP Midstream, L.P., Wyoming Refining Company, Shell Trading (US) Company and Nexen Marketing U.S.A., Inc. Sales to those customers accounted for approximately 81% of oil and gas sales in 2007. During fiscal year 2006 and 2005, we had one major customer: Eighty Eight Oil, LLC. Sales to this customer accounted for approximately 71% and 75% of oil and gas sales in 2006 and 2005, respectively. Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers.
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
Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose ''strict liability’’ for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ''hazardous wastes.’’ This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.
The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the ''Superfund’’ law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a ''hazardous substance’’ into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.
It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ''hazardous substances.’’ At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ''solid wastes’’ and ''hazardous wastes,’’ certain oil and gas materials and wastes are exempt from the definition of ''hazardous wastes.’’ This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.
We believe that the operator of the properties in which we have an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.
Employees
At December 31, 2007, we had fifteen full time employees. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Website and Codes of Ethics
Our website address is http://www.americanog.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filed or furnished to the SEC. Additionally, posted on our website are our Code of Ethics (for senior financial management) and our Code of Business Conduct and Ethics (for all employees, officers and directors) and the Charters for our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee. The codes of ethics and the committee charters are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at 1050 17 th Street, Suite 2400, Denver, Colorado 80265.
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
Bcfe. One billion cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of six Mcf to one Bbl of oil.
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
Drill Spacing Unit. The gross minimum surface area for the drilling of one well, usually set or approved by local state law or a state agency. For example, the agency may initially require gas wells to be drilled on 640-acre spacing units. If the initial well’s production indicates that four wells are needed to access oil and gas reserves under the 640 acre spacing unit, then the agency may reduce the drill spacing unit to 160 acres to allow four wells per 640 acres.

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
Gross Acres. The total surface acres under which we have a working interest in an oil & gas lease.
Gross Wells. Oil and gas wells, as the case may be, in which we have a working interest.
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
Lease Net Acres. Usually synonymous with the term gross acres. In some circumstances, lease net acres may be less than gross acres, such as circumstances where a lease is given by parties having only a portion of the mineral rights to land below a given surface area or a given drill spacing unit. If we have a 50% working interest in leases by owners of 90% of the mineral interests for 100 gross acres, then there are 90 lease net acres and we are said to own 45 net acres relating to the 100 gross acres.
Mcf. One thousand cubic feet of natural gas at standard atmospheric conditions.
Mcf/d. One Mcf per day.
Mcfe. One thousand cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of six Mcf to one Bbl of oil.
MMcf. One million cubic feet of natural gas.
Net Acres. A net acre is deemed to exist when the sum of our fractional ownership working interests in lease net acres equals one. The number of net acres is the sum of the fractional working interests owned in lease net acres expressed as whole numbers and fractions thereof.
Net Wells. A net well is deemed to exist when the sum of our fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
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
Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
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
SEC. The United States Securities and Exchange Commission
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
Item 1A: Risk Factors
You should be aware that the occurrence of any of the events described in this section and elsewhere in this annual report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, liquidity and results of operations. In evaluating our company, you should consider carefully, among other things, the factors and the specific risks set forth below and in documents we incorporate by reference. This annual report contains “forward-looking statements” that involve risks and uncertainties. Some of the following risks relate principally to the industry in which we operate and to our business. Other risks relate principally to the securities markets and ownership of our common shares. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline, and you may lose all or part of your investment.
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
The oil and natural gas industry is capital intensive. We make, and expect to continue to make, substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with sales of our securities, sale of our interest in oil and gas properties and cash generated by operations. We intend to finance our known capital expenditures for 2008 primarily with existing capital and cash flow from operations. We may generate additional capital to fund increases in capital expenditures through any of: 1) the sale of some oil and gas lease interests, 2) additional sales of our securities, and 3) debt financing. We may not be able to obtain equity or debt financing on terms favorable to us, or at all. Our ability to grow our oil and natural gas reserves and cash flow would be severely impacted if we are unable to obtain equity or debt financing as we may not be able to continue to drill all or some of our projects.
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
Although we had net income in 2006 and 2005, we incurred a net loss in 2007. Our exploration and development of, and participation in, additional prospects will require additional capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.
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
Our short-term investments consist primarily of auction rate securities that are affected by the current poor credit market which, if conditions worsen, could result in material losses.
As of December 31, 2007, the total amount of our cash and cash equivalents and short-term investments was $20,700,000, consisting of $2,400,000 in cash and cash equivalents and $18,300,000 in short-term investments. Our short-term investments included $17,325,000 of auction rate securities. Our auction rate investments consist of variable-coupon preferred stocks issued by several US-based taxable closed-end mutual funds that invest primarily in corporate securities, and are known as auction market preferred shares (“AMPS”). All of our AMPS are AAA credit-rated by one or more of the major credit rating agencies. Historically, liquidity in AMPS has been provided via an auction process occurring every 7 days or every 28 days, at which time the dividend rate is reset. Dividends on the AMPS are paid on the day after the scheduled auction date.
Recently, these auctions and similar auctions have had insufficient bids to buy the securities from those wishing to sell. Two of the largest groups of taxable closed end mutual funds with AMPS have recently announced plans to use debt to redeem at par value AMPS of their taxable closed end mutual funds. However, the issuer groups of our AMPS (the largest being Calamos funds) have not announced similar plans. The absence of an auction requires the issuer of the AMPS to pay a higher dividend, but does not create a default by the issuer. Dividends are being paid currently on all of our AMPS. To increase our cash balances to approximately $9,600,000, we borrowed $8,600,000 on March 14, 2008 from an affiliate of our broker. The loan is secured by our AMPS investments and matures on September 30, 2008. The note payable bears interest approximating a 5.5% annual rate and that varies with the overnight LIBOR.
We believe that the fair value of our investments in the AMPS continues to approximate the cost at which we acquired these securities. In the event that the U.S. credit crisis worsens or if other issues affect the value of our AMPS investments, we may not be able to recover the full value of our investment in these securities. If we were unable to do so and could not obtain other funding, we could suffer material losses that would have a material adverse effect on our financial condition and business.
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
The nature of the oil and gas business involves a variety of risks, including operating hazards such as fires, explosions, cratering, blow-outs, and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.
We are subject to extensive government regulations.
Our business is affected by numerous federal, state and local laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. These include, but are not limited to:
•	the prevention of waste,

•	the discharge of materials into the environment,

•	the conservation of oil and natural gas,

•	pollution,

•	permits for drilling operations,

•	drilling bonds, and

•	reports concerning operations, spacing of wells, and the unitization and pooling of properties.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Moreover, changes in any of the above laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.
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
We may experience shortages of drilling and completion rigs, field equipment and qualified personnel which may cause delays in our ability to continue to drill, complete, test and connect wells to processing facilities. These costs have sharply increased in various areas. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increased number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which may materially adversely affect our business, financial condition and results of operations.
Shortages of transportation services and processing facilities may result in our receiving a discount in the price we receive for oil and natural gas sales or may adversely affect our ability to sell our oil and natural gas.
We may experience limited access to transportation lines, trucks or rail cars used to transport our oil and natural gas to processing facilities. We may also experience limited access to processing facilities. If either or both of these situations arise, we may not be able to sell our oil and natural gas at prevailing market prices. We may be completely unable to sell our oil and natural gas, which may materially adversely affect our business, financial condition and results of operations.
Risks Related to our Common Stock
Our common stock is illiquid, so investors may not be able to sell any significant number of shares of our stock at prevailing market prices.
The average daily trading volume of our common stock was approximately 223,000 shares per day over the 90-day period ended March 7, 2008. If limited trading of our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Our stock price and trading volume may be volatile, which could result in losses for our stockholders.
The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
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
We may issue up to 24.75 million shares of preferred stock without action by our stockholders. Rights or preferences could include, among other things:
•	the establishment of dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders;

•	greater or preferential liquidation rights which could negatively affect the rights of common stockholders; and

•	the right to convert the preferred stock at a rate or price which would have a dilutive effect on the outstanding shares of common stock.
Item 1B: Unresolved Staff Comments
The Company has not received any unresolved written comments from the SEC regarding its periodic or current reports not less than 180 days before the end of its fiscal year to which this Form 10-K relates.
Item 2: Properties
Oil and Natural Gas Assets
Our current operations are focused primarily in three main project areas that we call Douglas, Krejci and Goliath. Our Douglas project area includes our Fetter and West Douglas projects. We are also in the early stages of working in additional project areas where we are currently leasing additional acreage and performing geological evaluations. The following is a description and current status of our specific oil and gas projects:

Douglas Project Area — Fetter Project (Powder River Basin, Wyoming)
Our Fetter project currently encompasses approximately 56,000 gross acres, and we own a 92.5% working interest in approximately 53,000 leased net acres. We are in the final stages of drilling and completing initial wells pursuant to a participation agreement with Red Technology Alliance, LLC (“RTA”) whereby RTA has agreed to pay 100% of the costs to drill and complete two horizontal wells and one vertical well in the Fetter project area. We are being carried through the tanks in this phase of the drilling program and will own a 23.125% working interest in each of the three wellbores. Upon completion of this initial drilling program, RTA will earn a 25% working interest in the undrilled acreage, and we will retain a 69.375% working interest, giving us approximately 36,000 net acres at Fetter. Privately held North Finn LLC will retain the remaining 5.625% working interest. The drilling and completion operations are project managed by Halliburton Energy Services, Inc.
The Fetter area has a history of various exploration and development attempts. Numerous wells in the area, which have been drilled by others over four decades, have encountered and/or produced natural gas and condensate, including four wells drilled in the 1990’s (owned by others) that are still producing from the Niobrara and Frontier formations. We believe that prior development efforts were negatively affected by various factors including inordinately long single well drill times, drilling techniques, delays in connecting wells that resulted in the potential for significant reservoir damage and low commodity pricing environments.
Prior to our agreement with RTA, we attempted to drill and complete a total of three wells in the Fetter area, and due to mechanical complications, were unable to complete those wells as expected by us. Pursuant to the agreement with RTA, we have successfully drilled and completed two horizontal wells into the target Frontier formation, the Sims 15-26H and the Hageman 16-34HR wells, and we are in the process of completing and testing the Wallis 6-23 well, which is a vertical well designed to test the productive potential of the Dakota, Mowry, Frontier, Niobrara and Steele formations.
The Sims 15-26H continues to produce into sales from the 1,165 foot horizontal lateral that was drilled into the targeted Frontier formation. Since August, the Sims well has cumulatively produced (into the sales line and flaring during early testing) approximately .5 billion cubic feet of natural gas equivalent during which time the well was often shut in or restricted due to testing and routine completion activities. Daily production volumes fluctuate as natural gas production from the well has been affected by the relatively high volume of high gravity oil that is a natural component of the reservoir. Although the oil is a benefit from a revenue generating perspective, the high volume of oil production can prevent the well from producing at optimum rates. We believe that this results in liquid (oil) loading and is the subject of ongoing engineering, reservoir and production optimization analysis. Because of the high BTU content and inclusion of sales of natural gas liquids, which is separate from the oil production, we received a price at the wellhead for January 2008 natural gas sales of approximately $8.06 per mcf.
The Hageman 16-34HR well has been completed and has commenced natural gas production into the sales line from the unstimulated 5,200 total feet of horizontal lateral that was drilled into the targeted Frontier formation. The well is currently recovering several thousand barrels of load water used to stabilize the well prior to completion operations. We expect that once the Hageman well recovers the load water, we will experience similar oil and natural gas ratios and pricing as we are experiencing in the Sims 15-26H well.
The Wallis 16-23 well, which was drilled to a total depth of 13,000 feet, is the first vertical well we drilled in the Fetter project and is designed to test multiple prospective formations utilizing multi-stage frac technology. Our approach is to allow an economic and reserve recovery comparison to be made between a vertical completion, which combines the production from multiple formations, to a single zone horizontal completion, similar to the Sims 15-26H and Hageman 16-34HR well. To date, the Wallis well has been completed and fracture stimulated in the Dakota and Mowry formations. Preliminary testing and evaluation of the Mowry is ongoing after which additional uphole formations, including the Frontier, will be completed. Upon completion and preliminary evaluation of all prospective formations in the well, we expect to commingle and test the Dakota, Mowry and other zones of interest and then place the well on production.

We are currently planning for additional drilling in the Fetter area and may commence the next well as soon as the second quarter 2008. Although exact drilling procedures are not yet finalized, we expect the next wells will be drilled vertically, completing the wells in multiple formations and utilizing multi-stage fracture stimulation technologies. We are also considering acquiring 3D seismic data to assist in further understanding the complex geology in this area.
Douglas Project Area — West Douglas Project (Powder River Basin, Wyoming)
We are in the final stages of drilling and completing the State Deep 7-16 well pursuant to a participation agreement with RTA, whereby RTA has agreed to pay 100% of the costs to drill and complete this well. We are being carried through the tanks in this well and will own a 45% working interest. Upon completion of this well, RTA will earn a 50% working interest in the undrilled acreage, and we will retain a 45% working interest. Privately held North Finn LLC will retain the remaining 5% working interest. The drilling and completion operations are project managed by Halliburton Energy Services, Inc.
Similar to the Wallis 16-23 well in our Fetter project, the State Deep 7-16 well is designed to evaluate the productive potential of the Dakota, Mowry, Frontier, Niobrara and Steele formations. This initial well has been drilled to total depth of 14,255 feet, and completion and testing operations are underway.
Krejci Oil Project (Powder River Basin, Wyoming)
Within our Krejci project, we are evaluating the productive potential of the Mowry formation at an approximate depth of 7,500 feet. We are focusing our efforts in and around the Krejci Field in Niobrara County, Wyoming. Our Krejci project area currently encompasses approximately 131,000 gross acres, and we own an average 39.1% working interest in approximately 126,000 lease net acres.
Mowry oil production was established on the prospect in the Krejci Field in the early 1960’s when three wells drilled to the lower Dakota formation were completed in the Mowry formation after excellent oil shows were noted during drilling. These three wells, in which we have no interest, produced commercial quantities of oil without the benefit of modern stimulation techniques. We believe that by employing modern drilling and completion techniques, production rates and ultimate recoveries of wells drilled in this area could be improved.
We have participated in the drilling and completion of four wells so far in the Krejci project. The first two wells drilled are producing, and the latest two wells are shut-in while we evaluate additional stimulation techniques. Although we currently have production from two of the four wells, we do not consider those wells to be commercially successful. Based on information gained from the first four wells, we have participated in the drilling of a fifth well, the Krejci Family Trust 32-1H well, and are in the process of completion and testing. We have made what we consider to be significant changes in the way this well was drilled and will make certain changes to the way the well is completed and stimulated. We expect to continue drilling in this area, and the rate and frequency of drilling will depend on the level of success we experience with each successive well.
Goliath Project (Williston Basin, North Dakota)
Our Goliath project is located primarily in Williams and Dunn Counties, North Dakota in an area where we are primarily targeting the middle member of the Bakken formation in an emerging horizontal drilling play in the North Dakota Williston Basin. In addition to the Bakken formation, we recognize additional opportunity in other formations, and we have drilled a successful well that has been completed in the Red River formation. Our Goliath project area currently encompasses approximately 79,000 gross acres and we own a 50% working interest in approximately 60,000 lease net acres.
In late 2007, we participated in the drilling of the Solberg 32-2 well with a non-operated 11.9% working interest (a net revenue interest of approximately 9.5%). This well was drilled to a total depth of approximately 14,400 feet as an offset to a Red River formation discovery well that was drilled and is owned by another operator. The Solberg 32-2 well tested at a restricted flow rate of approximately 2.1 million cubic feet of natural gas and 408 barrels of condensate (light oil) per day at an average flowing tubing pressure of 2,500 psi on a 13/64ths choke. Additional potentially productive intervals within the Red River formation have not yet been tested, but could be tested and possibly produced at a later date. The local pipeline to allow the Solberg 32-2 well to be put on production is expected to be completed before the end of March 2008.

We and other joint interest owners in the Goliath project have recently completed a 10.5 square mile 3-D seismic program in the area around the Solberg 32-2 well and based on interpretation of the data, we see the potential for at least one additional Red River prospect. We expect to continue evaluating our acreage position for additional Red River prospects while we are evaluating the acreage position for potential production from the Bakken formation.
Oil and Gas Drilling Activities
During 2007, we participated in the drilling of a total of twelve gross (5.51 net) wells. Of these wells, four gross (0.81 net) were productive wells and six gross (2.9 net) are not yet completed for production testing. The other two gross (1.8 net) wells drilled in 2007 were shallow dry holes but extended lease lives. Two (.456 net) of the productive wells, the Sims 15-26H and the Hageman 16-34HR, were drilled in the Fetter project, one (.45 net) productive well, the Mills Trust 1-12H was drilled in our Krejci project and one (.119 net) productive well, the Solberg 32-2 well was drilled in our Goliath project. The wells drilled that have not yet completed production testing include the Wallis 16-23 well at Fetter (.23125 net), the Werner 1-14H and State 1-16H wells at Krejci (total of .90 net), the State Deep 7-16 well at West Douglas (.45 net) and two wells drilled in new areas where we are performing initial evaluation (total of 1.12 net).
During 2006, we participated in the drilling of ten gross (1.9 net) productive wells and two gross (.68 net) unproductive wells. Three (.10 net) of the productive wells were drilled in our Big Sky project, which we sold our interest in with the sale of the Big Sky project in March, 2006. We participated in the drilling of four gross (.32) productive wells, and two (.68 net) unproductive wells in projects we deem as peripheral projects to our main focus areas. In our main focus areas, we drilled the productive State 4-36 well (.54 net) in our Fetter project, we drilled the productive Krejci 3-29 well (.45 net) in our Krejci project and we drilled the productive Champion 1-25 well (.50 net) in our Goliath project.
During 2005, we participated in the drilling of 13 gross (.64 net) productive wells at our Big Sky Project. We participated in the drilling of the Sims 16-26 well at our Fetter Project, which resulted in production of natural gas and liquid hydrocarbon, and the Hageman 16-34 well, where drilling operations were temporarily suspended pending receipt of proper drilling equipment. We participated in two gross unproductive wells during 2005—the Rollman 1-29 and the Strock 1-20. We participated with an 87.5% working interest in the Rollman 1-29 at our South Glenburn Prospect and a 37.5% working interest in the Strock 1-20 well drilled at our Fort Fetterman prospect.
Oil and Gas Wells
The following table sets forth the number of oil and natural gas wells located in the United States in which we had a working interest at December 31, 2007.

Productive Wells as of December 31, 2007
	Gross (a)			Net (b)
Location	Oil	Gas	Total	Oil	Gas	Total
Wyoming	4	6	10	1.99	3.09	5.08
North Dakota	6	—	6	.95	—	.95

Total	10	6	16	2.94	3.09	6.03

(a)	The number of gross wells is the total number of wells in which a working interest is owned.

(b)	The number of net wells is the sum of fractional working interests we own in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Interests
We currently own interests in the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing well spacing units. Our net acres are adjusted to include our effective ownership of acreage after RTA earns net acreage in Fetter and West Douglas by completing in the near future all four wells RTA drilled at Fetter and West Douglas in 2007.

	Developed		Undeveloped
State	Gross Acres	Net Acres	Gross Acres	Net Acres
Wyoming	3,840	1,866	324,870	138,907
North Dakota	3,040	800	103,332	32,648
Other neighboring states	—	—	67,644	48,106

Total	6,880	2,666	495,846	219,661

The following table presents the net undeveloped acres that we control, the type of lease and the year the leases are scheduled to expire (absent pre-expiration drilling, production or extension) and excluding leases that are held by production at December 31, 2007:

		Net Undeveloped Acres
	Year of	Fee	State	Federal	Total for
	Expiration	Leases	Leases	Leases	All Leases
Wyoming	2008	2,412	1,291	10,907	14,610	*
	2009	13,703	598	1,375	15,676
	2010	12,952	2,959	5,224	21,135
	2011	8,800	3,213	35,323	47,336
	2012	2,922	1,977	3,061	7,960
	2013	660	—	3,486	4,146
	2014	—	—	6,594	6,594
	2015	—	—	3,936	3,936
	2016	—	—	11,295	11,295
	2017	—	—	1,650	1,650

Total Wyoming		41,449	10,038	82,851	134,338

North Dakota	2008	9,740	—	—	9,740	**
	2009	10,134	457	—	10,591	**
	2010	9,071	1,727	—	10,798
	2011	1,279	—	—	1,279
	2012	7	—	—	7
	2016	—	—	120	120

Total North Dakota		30,231	2,184	120	32,535

Other states	2008	380	—	—	380
	2009	576	—	—	576
	2011	—	—	7,822	7,822
	2012	1,670	35,230	—	36,900
	2016	272	—	—	272

Total, other states		2,898	35,230	7,822	45,950

Total, all states		74,578	47,452	90,793	212,823

Undeveloped, held by production					6,838

Total undeveloped					219,661

*
We have approximately 1,900 net acres in the Fetter and West Douglas projects expiring in 2008 but under lease agreements that allow the working interest owners to extend the lease life for one to three years, at an average cost of approximately $47 per net acre. We plan to extend those leases relating to our 1,900 net acres.

**
Of our 9,740 net acres in North Dakota expiring in 2008, approximately 8,047 net acres relate to lease agreements that give the working interest owners the option to extend the lease life for typically two years (some for one year, some others for three years) at an average cost of approximately $51 per acre. The working interest owners plan to extend the leases. Our share of the extension payments will be approximately $410,000. Of our 10,591 net acres in North Dakota expiring in 2009, approximately 9,700 net acres relate to lease agreements with similar extension options (generally for one year, others for two to three years) at a cost of approximately $30 per acre, equating to a $291,000 cost to us for extending the lease life of our 9,700 net acres.

The types of leases represented in this table are comprised of more than 2,000 separate lease agreements, and no one single lease is considered a material component of our acreage position. Fee leases consist of acreage leased from other individuals or companies that own the mineral rights underlying that acreage position. State leases consist of mineral rights underlying acreage controlled by the particular state where the acreage position is located, while federal leases consist of mineral rights underlying acreage controlled by the federal government and managed by the Bureau of Land Management.
Generally, the lease agreements provide that we pay an annual fee, called a delay rental, to retain these leases until such time that a well has been drilled and is producing from the leased lands. At that time, the leased lands are considered to be “held by production” and the lease continues for as long as oil and/or gas production continues. During the period that there is production, we will pay the lessor a royalty based on the revenues received from production. Generally, fee leases provide for royalties of 12.5% to 25%, and state and federal leases provide for royalties of 12.5%. If the leases do not become held by production within the period set forth in the lease, or if we fail to pay the required delay rental obligations, the lease terminates. Generally, fee leases have terms of three to five years, state leases have terms of five to ten years and federal leases have terms of ten years. If we elect not to pay the yearly delay rental fee, the lease would terminate. We could elect not to pay the delay rental fee if we did not believe an area was promising after completing preliminary work or if we did not have sufficient funds.
Our annual aggregate delay rental obligations, if we desire to continue to keep all our leases in effect, are as follows:

Year	Rental Obligation
2008	$247,142
2009	239,246
2010	212,479
2011	90,208
2012	46,355
Thereafter	89,136

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

	Year Ended December 31,
	2007	2006	2005
Production:
Natural gas (MMcf)	139.6	48.2	59.7
Oil (Bbls)	17,267	34,578	78,954
Total equivalents (Bbls)	40,532	42,603	88,910
Average Sales Price Per Unit:
Natural gas (per Mcf)	$6.09	$7.53	$7.31
Oil (per Bbl)	$64.11	$54.79	$53.89
Weighted average (per Boe)	$48.27	$52.97	$52.77
Expenses (per Boe)	$15.94	$6.83	$2.77
Office Facilities
We lease 6,844 square feet at 1050 17th Street, Suite 2400, Denver, Colorado. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed. Our obligation to provide aggregate monthly rental payments is as follows:

Annual Rental
Year	Amount
2008	$152,564
2009	$155,986
2010	$159,408
2011	$162,820
2012	$166,252
Thereafter	$69,866
Item 3: Legal Proceedings
There are no legal proceedings filed, or to our knowledge, threatened against or involving the Company.
Item 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II
Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the American Stock Exchange under the ticker symbol “AEZ.” The table below sets forth the high and low sales prices for our common stock in each quarter of the last two fiscal years.

	Common Stock Price
	High	Low
2006
Quarter ended March 31, 2006	$5.29	$3.20
Quarter ended June 30, 2006	$5.19	$4.10
Quarter ended September 30, 2006	$6.55	$4.57
Quarter ended December 31, 2006	$8.01	$4.70

2007
Quarter ended March 31, 2007	$6.33	$5.19
Quarter ended June 30, 2007	$6.78	$4.30
Quarter ended September 30, 2007	$6.84	$5.39
Quarter ended December 31, 2007	$7.70	$5.55
On March 10, 2008, the closing sales price for our common stock as reported by AMEX was $4.10 per share.
Holders
As of March 10, 2008, there were approximately 71 holders of record of our common stock.
Dividend Policy
We have not declared a cash dividend on our common stock, and we do not anticipate the payment of future dividends. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities in 2007.
Performance Graph
As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the assumption that $100 was invested in our common stock at $0.25 per share on January 17, 2003, and $100 was invested in each of the Standard & Poor’s 500 Index and the Standard and Poor’s Small Cap 600 Index-Energy Sector at the closing price on January 17, 2003. January 17, 2003 is the day we changed our name to American Oil & Gas, Inc., to more accurately reflect the expected change in our operational focus to oil and gas exploration and production.

	1/17/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
American Oil & Gas, Inc.	$100.00	$275.59	$1,082.68	$1,594.49	$2,562.99	$2,283.46
S&P Small Cap 600-Energy	$100.00	$131.55	$200.88	$305.69	$359.57	$443.74
S&P 500	$100.00	$125.23	$138.50	$145.09	$166.82	$175.39
Item 6: Selected Consolidated Financial Data
The following table presents selected financial and operating data for the Company as of and for the periods indicated. It should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes and other information included in this annual report. The selected financial data as of December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from our financial statements, which were audited by our independent auditors, and were prepared in accordance with accounting principles generally accepted in the U.S. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Production Revenues	$1,957	$2,257	$4,691	$746	$98
Service fee and other revenues	12	1,530	—	—	—
Operating expenses:
Lease operating expenses	646	291	246	80	38
Impairment expense	—	4,360	—	—	—
Depreciation, depletion and amortization	1,267	1,153	1,532	188	33
Accretion of asset retirement obligation	24	11	6	5	3
General and administrative	4,308	4,009	2,032	945	825

Total operating expenses	6,245	9,824	3,816	1,218	899

Operating income (loss)	(4,276)	(6,037)	875	(472)	(801)
Other income (expense)
Investment income	1,021	393	204	34	—

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Gain (loss) on sale of securities	(15)	—	—	—	—
Impairment of securities investment	(952)	—	—	—	—
Gain on sale of oil and gas properties	—	7,159	—	—	—
Interest expense	(6)	—	—	—	—

Total other income (expense)	48	7,552	204	34	—

Income (loss) before income taxes	(4,228)	1,515	1,079	(438)	(801)
Income tax provision	1,485	(304)	(46)	—	—

Net Income (loss)	(2,743)	1,211	1,033	(438)	(801)
Less: deemed dividend on warrant	(450)	—	—	—	—
Less: dividends on preferred stock	(603)	(1,080)	(479)	(62)	(18)

Net Income (loss) attributable to common stockholders	$(3,796)	$131	$554	$(500)	$(819)

Income (loss) per common share:
Basic	$(0.09)	$0.00	$0.02	$(0.02)	$(0.03)
Diluted	$(0.09)	$0.00	$0.02	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:
Basic	44,384	37,429	34,148	25,211	23,781
Diluted	44,384	38,142	34,956	25,211	23,781
Selected Cash Flow and Other Financial Data:
Net income (loss)	$(2,743)	$1,211	$1,033	$(438)	$(801)
Less gains on sales of oil and gas properties	—	(7,159)	—	—	—
Depreciation, depletion and amortization	1,267	1,153	1,532	188	33
Impairment	—	4,360	—	—	—
Net loss on sales of securities	15	—	—	—	—
Other non-cash items	582	308	466	411	237
Changes in current assets and liabilities	(292)	1,496	(1,163)	(567)	(67)

Net cash provided (used) by operating activities	$(1,171)	$1,369	$1,868	$(406)	$(598)

Purchases of short-term investments in securities	$28,750	$—	$—	$—	$—
Cash proceeds from sale of short-term investments	$12,361	$—	$—	$—	$—
Capital expenditures	$16,214	$16,152	$14,147	$2,895	$1,734
Cash proceeds from sales of oil and gas properties	$777	$16,067	$—	$1,582	$—

Balance Sheet Data:
Cash and cash equivalents	$2,388	$7,488	$6,023	$5,252	$1,066
Other current assets	19,408	10,013	1,679	313	113
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	53,402	38,869	24,921	3,481	1,924
Other property and equipment, net of depreciation	230	252	58	6	7
Other assets	12,663	12,514	13,094	—	—

Total assets	$88,091	$69,136	$45,775	$9,052	$3,110

Current liabilities	1,831	4,656	1,434	127	426
Long term liabilities	1,383	2,392	2,010	41	31
Stockholders’ equity	84,877	62,088	42,331	8,884	2,653

Total liabilities and stockholders’ equity	$88,091	$69,136	$45,775	$9,052	$3,110

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying financial statements and related notes included elsewhere herein. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A: Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
Overview
We focus our oil and natural gas exploration, exploitation and developmental operations on projects located in the western United States. We have funded our operations with a combination of cash received from the sale of our equity, cash flow generated from oil and gas operations, and from proceeds received from the sale of certain of our oil and gas assets. We intend to increase stockholder value by profitably growing reserves and production primarily through drilling operations. Our company began oil and gas operations in January 2003, with the purchase of interests in undeveloped acreage from two private companies—Denver, Colorado based Tower Colombia Corporation (“TCC”) and Casper, Wyoming based North Finn LLC. In April 2005, we completed a merger with TCC and we currently retain a strategic alliance with North Finn. We currently own interests in approximately 503,000 gross (222,000 net) acres primarily in the Powder River Basin of Wyoming and in the Williston Basin of North Dakota. In addition to focusing on drilling within our existing projects, we expect to continue to evaluate opportunities to expand our project portfolio.
We believe that our existing project portfolio provides us with the opportunity to rapidly grow reserves and cash flow if we are able to prove that our acreage positions can be developed in a commercial fashion. A number of unprofitable wells may need to be drilled while we test various drilling, completion and stimulation methods.
We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs. This has allowed us to move forward in drilling a greater number of wells than if we were to drill these wells on our own. We expect to continue to use industry relationships to partially or completely fund initial drilling.
Within the main focus areas of our existing project portfolio, we expect the following drilling activity, and our share of the cost of that drilling activity to occur in 2008:

		Approximate	Expected net
	Expected	working	capital
Project	2008 wells	interest	required
			(in millions)
Fetter project — Converse County, WY	3-6	70%	$11-21
Krejci project — Niobrara County, WY	1-2	45%	$2-4
Goliath project — Williams County, ND	1-2	50%	$2-4

Total drilling activity	5-10		$15-29

We have not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.
Liquidity and Capital Resources
We currently do not generate meaningful cash flow from our oil and natural gas operating activities, even though our future depends on our ability to generate oil and natural gas operating cash flow. We recognize that net cash generated from operating activities is a function of production volumes and commodity prices, both of which are inherently volatile and unpredictable, as well as operating efficiency and capital spending. Our business is a depleting one in which each barrel of oil equivalent produced must be replaced or our asset base and capacity to generate revenues in the future will shrink.
Our primary cash requirements are for exploration, development and acquisition of oil and gas properties. We have historically funded our oil and natural gas activities primarily through the sale of our equity, from the sale of certain oil and gas assets and to a lesser extent, internally generated cash flows.
Due to our active oil and natural gas activities, we currently anticipate capital requirements in 2008 to be approximately $22 million. Approximately $15 million is allocated to our expected drilling and production activities; $4 million is allocated to land, and geological and geophysical activities; and $3 million relates to our general and administrative expenses. We expect to be able to fund these capital expenditures, other commitments and working capital requirements with existing capital and expected cash flow from operations. However, we may elect to raise additional capital through the sale of debt or equity. We may expand or reduce our capital expenditures depending on, among other things, the results of future wells, and our available capital.
As of December 31, 2007, we had $17,325,000 in short-term investments in AAA credit-rated Auction Market Preferred Stocks (AMPS) issued by various U.S. mutual funds. These auction rate securities normally provide liquidity via an auction process occurring every 7 days or every 28 days, at which time the dividend rate is reset. Dividends on these securities are paid on the day after the scheduled auction date. Recently, these auctions and similar auctions have had insufficient bids to buy the securities from those wishing to sell. On March 14, 2008, we owned auction-rate securities with a par value of $17,250,000 that we could not immediately liquidate at par value. To increase our cash balances to approximately $9,600,000, we borrowed $8,600,000 on March 14, 2008 from an affiliate of our broker. The loan is secured by our AMPS investments and matures on September 30, 2008. The note payable bears interest currently approximating a 5.5% annual rate. The rate will change with changes in the overnight LIBOR. We plan to pay the interest from the AMPS weekly and monthly dividends, which on average currently approximate a 4.5% annual rate and are typically set at 125% to 150% of LIBOR or AA Commercial Paper rates for the payment month.
We seek to liquidate our AMPS as soon as possible. Our $17,250,000 in AMPS were issued by closed-end taxable US mutual funds investing in corporate securities, rather than muni tax-free securities. Closed-end mutual funds managed by Calamos Advisors LLC (“Calamos”) issued $11,250,000 of our AMPS. On March 3, 2008, Calamos issued a statement that it is evaluating solutions to provide liquidity to AMPS holders and that the solution Calamos settles upon as a sponsor “must address our intent to return dollar for dollar the investment that preferred security holders entrusted to the funds . . .” Eaton Vance and Nuveen, the managers of sixteen similar taxable closed end funds have recently announced that they have arranged debt financing to allow their taxable closed-end mutual funds to redeem fully or begin redeeming their $5.9 billion of AMPS. On March 11, 2008, the Federal Reserve announced a program to provide up to $200 billion in short-term Treasury securities to major Wall Street investment firms and banks.
If we are able to redeem or sell at par value our $11,250,000 in Calamos AMPS in April, we believe we could still borrow $3,000,000 on the remaining $6,000,000 of AMPS. In addition to taking our AMPS for sale at their 7-day and 28-day auctions, we are evaluating other liquidity options. If, and to the extent, we are unable to substantially liquidate the AMPS in 2008, we may need to raise cash by other means to fully fund our future capital expenditures.

Net Cash Provided By Operating Activities
Cash flows provided (used) by operating activities were ($1.2) million, $1.4 million and $1.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. The $2.6 million decrease in operating cash flow in 2007 compared with 2006 is primarily due to a $1.7 million decline in oil and gas revenue receipts (largely arising from the March 31, 2006 sale of our Big Sky project). Cash-basis general and administrative payments increased by $1.1 million in 2007 compared with 2006. Investment income increased $0.6 million in 2007 compared with 2006 from short-term investment of cash proceeds from the sale of our Big Sky project. The decrease in operating cash flow from 2005 to 2006 primarily occurred due to our sale of our Big Sky project in March of 2006.
Net Cash Used In Investing Activities
Our net cash used in investing activities for 2007 was $31.8 million. In 2007 we invested $28.8 million in short-term investments and sold in 2007 $12.4 million of those investments to fund in 2007 a substantial portion of our capital expenditures. Our oil and natural gas operations are capital intensive, and we invest a substantial portion of our available capital in the acquisition, exploration and development of our oil and gas properties. We used during 2007 $16.2 million of cash for capital expenditures relating to our oil and natural gas operations. We received in 2007 approximately $0.8 million in cash relating to a 2006 sale of oil and gas assets. Capital expenditures of $11.4 million were attributable to our share of the drilling and completion of several wells: $1.5 million for completing five wells drilled in 2006, $1.2 million for three wells drilled and substantially completed in 2007, $0.1 million for two shallow dry holes in 2007 and $8.6 million for five wells begun in 2007 and to be completed in 2008. In 2007, RTA paid 100% of the costs of four new wells in which we retained working interests equivalent to 1.1 net wells. Other spending included $4.4 million primarily attributable to acquisitions of additional leases.
During 2007, we participated in the drilling of a total of twelve gross (5.51 net) wells. Of these wells, four gross (0.81 net) were productive wells and six gross (2.9 net) are not yet completed for production testing. The other two gross (1.8 net) wells drilled in 2007 were shallow dry holes that extended lease lives.
During the year ended December 31, 2006, we used $15.9 million relating to our oil and natural gas operations, and we used $240,000 primarily for the acquisition of furniture and equipment relating to our office move. We offset these amounts by selling oil and gas assets for approximately $16.1 million, leaving our net capital used in investing activities for 2006 at $86,000. Capital expenditures of $11.1 million were attributable to the drilling of twelve gross wells, ten of which were successful. Other spending included $4.8 million primarily attributable to land holdings and capitalized G&A.
During the year ended December 31, 2005, we used $14.1 million in investing activities. Capital expenditures of $9.9 million were attributable to the drilling of seventeen gross wells, fifteen of which were successful. Other spending included $4.2 million attributable to land holdings and $56,000 of capital expenditures associated with computer hardware, office furniture and equipment.
Net Cash Provided By Financing Activities
Cash flows provided by financing activities for the year ended December 31, 2007 came primarily from net proceeds from the sale of common stock of $26.6 million with an additional $1.3 million received from the exercise of warrants and options. For the year ended December 31, 2006 cash flows provided by financing activities of $183,000 came from the exercise of warrants and options. For the year ended December 31, 2005, cash flows provided by financing activities totaled $13.1 million. We received $12.9 million in net proceeds from the sale of our series AA convertible preferred stock and received $153,000 from the exercise of common stock warrants exercised in 2005.
Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
We recorded a net loss attributable to common stockholders of $(3,795,912) ($(0.09) per common share, basic and diluted) for the year ended December 31, 2007, as compared to net income attributable to common stockholders of $131,223 ($.00 per common share, basic and diluted) for the year ended December 31, 2006. For 2007, we recognized $12,000 of other revenues but had no gains from property sales, no service fee revenues and no impairment expense. Included in the net income for 2006 are (i) $7,159,470 in gains ($4,431,712 after tax effect) from the sale of oil and gas properties, (ii) $1,530,000 in service fee revenue and (iii) impairment expense of $4,360,000.

Oil and Gas Operations
For 2007, we had total oil and gas revenues of $1,956,508 compared with $2,256,839 for 2006. Oil and gas sales and production costs for each year are summarized in the table that follows. Oil sales volumes decreased in 2007 compared with 2006 due to the sale of our interests in the oil producing wells in the Big Sky project. Gas sales volumes increased in 2007 over 2006 largely due to gas produced and sold from a new well in our Fetter project.

	Year ended December 31,
	2007	2006
Oil sold (barrels)	17,267	34,578
Average oil price	$64.11	$54.79

Oil revenue	$1,107,054	$1,894,386

Gas sold (mcf)	139,590	48,149
Average gas price	$6.09	$7.53

Gas revenue	$849,454	$362,453

Total oil and gas revenues	$1,956,508	$2,256,839
Less lease operating expenses	(646,000)	(290,803)
Less oil & gas amortization expense	(1,021,817)	(937,821)
Less accretion of discount	(23,767)	(11,213)
Less impairments	—	(4,360,000)

Producing revenues less direct expenses	264,924	(3,342,998)
Less intangible asset amortization	(180,000)	(180,000)
Less depreciation of office facilities	(65,225)	(35,412)
Less general and administrative expenses	(4,307,997)	(4,009,019)
Add service fee revenue and other revenues	12,000	1,530,000

Income (loss) from operations	$(4,276,298)	$(6,037,429)

Total barrels of oil equivalent (“boe”) sold	40,532	42,603
Lease operating expense per boe sold	$15.94	$6.83
Amortization expense per boe sold	$25.21	$22.01
Impairments
We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling”. Our initial ceiling test calculation as of December 31, 2007, using oil and gas prices on that date indicated an impairment of our oil and natural gas properties of approximately $1.4 million, net of income tax. However, SEC guidance in applying the ceiling test requires consideration of subsequent price increases prior to the filing of the Form 10-K. With consideration of oil and gas prices at the end of February 2008, the ceiling exceeded total capitalized costs, eliminating the calculated impairment. As a result, we did not recognize an impairment of our oil and natural gas properties at December 31, 2007 under the full-cost method of accounting.
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
General and Administrative Expenses
We recorded $4.3 million and $4.0 million in general and administrative expenses for the year ended December 31, 2007 and December 31, 2006, respectively. The $0.3 million increase in 2007 compared with 2006 is due primarily to a $187,000 (7%) net increase in employee compensation and a $109,000 (39%) increase in costs of financial auditing and attestation of internal controls over financial reporting. In 2007, we increased our number of employees from thirteen to fifteen (15%) but reduced employee share-based compensation by $233,000 (19%).

Service Fee Revenue in 2006
In 2006 we received a $1,530,000 convertible note from GSL Energy Corp. as a Service Fee for successfully assisting in acquiring additional Montana lease acreage that was not suitable for our acreage portfolio. We subsequently converted the $1,530,000 note into 3,060,000 shares of GSL common stock at $0.50 per share. GSL subsequently merged into publicly held PetroHunter Energy Corp. We did not generate any service fee revenue in 2007 or in 2005.
Gains on Sales in 2006 of Oil and Gas Properties
We recorded $7.2 million in gains from the sale of oil and gas properties ($4.4 million after tax effect) during the year ended December 31, 2006. The reconciliations of the gains on the sales are as follows:

	Big Sky	Bear Creek	Goliath	Totals
Contract sales price	$11,500,000	$1,080,000	$6,165,520	$18,745,520
Effective date adjustments	(821,496)	—	—	(821,496)

Adjusted sales price	10,678,504	1,080,000	6,165,520	17,924,024
Allocated capitalized costs using the relative fair market value method required under full cost accounting	(6,416,650)	(648,443)	(3,699,461)	(10,764,554)

Recognized gains on sales of oil and gas properties	$4,261,854	$431,557	$2,466,059	$7,159,470

Investment Income
We recorded $1,020,712 and $392,930 in investment income for the years ended December 31, 2007 and 2006, respectively. The increase in investment income results from higher short-term interest rates in 2007 and from our short-term investment of approximately $26 million in net cash proceeds from the sale of common stock in April 2007.
Income Taxes
For the year ended December 31, 2007, we recorded a $ (1,484,984) provision for deferred income taxes and recorded a $303,748 provision for the year ended December 31, 2006. The $1,484,984 deferred tax reduction is 35.1% of the $4,228,366 net loss for 2007 as compared to a 36.5% combined statutory rate for federal and state income taxes.
Dividends
For the year ended December 31, 2006, we recorded $1,080,000 million from dividends attributable to our 250,000 shares of Series AA Convertible Preferred Stock, outstanding throughout 2006. For the year ended December 31, 2007, we recorded $602,430 of preferred stock dividends. The 44% decline from 2006 is due to approximately 45% of preferred shares outstanding during 2006 being converted to common stock in early January 2007. In 2007, we recorded $450,000 deemed dividends for the estimated fair value of warrant extensions in 2007. We had no warrant extensions in 2006.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
We recorded net income attributable to common stockholders of $131,223 (income of $0.00 per common share, basic and diluted) for the year ended December 31, 2006, as compared to a net income attributable to common stockholders of $553,629 (income of $.02 per common share, basic and diluted) for the year ended December 31, 2005.

Oil and Gas Operations
For the year ended December 31, 2006, we recorded total oil and gas revenues of $2,256,839 compared with $4,691,381 for the year ended December 31, 2005. The primary reason for the revenue decline is the sale on March 31, 2006 of our interest in the Big Sky producing property that accounted for substantially all of our revenues in 2005 through March 31, 2006. Oil and gas sales and production costs are summarized in the table that follows.

	Year ended December 31,
	2006	2005
Oil sold (barrels)	34,578	78,954
Average oil price	$54.79	$53.89

Oil revenue	$1,894,386	$4,254,944

Gas sold (mcf)	48,149	59,733
Average gas price	$7.53	$7.31

Gas revenue	$362,453	$436,437

Total oil and gas revenues	$2,256,839	$4,691,381
Less lease operating expenses	(290,803)	(246,134)
Less oil & gas amortization expense	(937,821)	(1,406,856)
Less accretion of discount	(11,213)	(5,608)
Less impairments	(4,360,000)	—

Producing revenues less direct expenses	(3,342,998)	3,032,783
Less intangible asset amortization	(180,000)	(120,000)
Less depreciation of office facilities	(35,412)	(5,555)
Less general and administrative expenses	(4,009,019)	(2,032,256)
Add service fee revenue	1,530,000	—

Income (loss) from operations	$(6,037,429)	$874,972

Total barrels of oil equivalent (“boe”) sold	42,603	88,910
Lease operating expense per boe sold	$6.83	$2.77
Amortization expense per boe sold	$22.01	$15.82
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
Investment Income
We recorded $304,000 and $46,000 in investment income for the years ended December 31, 2006 and 2005, respectively. In 2006 and 2005, we typically invested our excess cash in short term investments and money market accounts. The increase in investment income results from a higher excess cash balance and from higher interest rates in 2006 over 2005.
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
Natural Gas Imbalances
We may have an interest with other producers in certain properties, in which case we use the sales method to account for natural gas imbalances. Under this method, revenue is recorded on the basis of natural gas we actually sell. In addition, we may record revenue for our share of natural gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ natural gas we sell that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over-and under-produced gas balancing positions are considered in our proved reserves. As of December 31, 2007 and 2006 our produced natural gas volumes were in balance.

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
Recently Issued Accounting Pronouncements
In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the instrument’s form. SFAS 155 allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is required for all financial instruments acquired or issued by the Company after 2006. We adopted SFAS 155 effective January 1, 2007, but adoption did not have a material effect on our financial statements.
In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities to be initially measured at fair value. We do not have servicing assets or servicing liabilities to which SFAS 156 relates. We adopted SFAS 156 effective January 1, 2007, but adoption did not have a material effect on our financial statements.
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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2, which amend SFAS 157. FSP 157-1 amends SFAS 157 to exclude certain lease transactions accounted for under other accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are adopting SFAS 157 effective January 1, 2008 except the effective date is January 1, 2009 for certain nonfinancial assets and liabilities as provided in FSP 157-2. Management does not expect the adoption to have a material effect on our financial statements.
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pensions and other Postretirement Plans. We do not have postretirement plans.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option for assets and liabilities held on the January 1, 2008 effective date. We do not expect SFAS 159 to have a material impact on our financial statements.
In December 2007 the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB 51, which establishes accounting and reporting standards with regards to non-controlling interests, previously known as minority interests. We are required to adopt SFAS No. 160 on January 1, 2009, but we have no non-controlling interests. We do not expect SFAS 160 to have a material impact on our financial statements.
In December 2007 the FASB issued SFAS 141(Revised 2007), Business Combinations, which significantly changes the financial accounting and reporting of many business combination transactions, with an emphasis on valuing at fair value as of the acquisition date the related acquired assets and liabilities and any non-controlling interests of the acquired business. We are required to adopt SFAS 141(R) on January 1, 2009, and it would apply prospectively, i.e., to any acquisitions we make on or after that date.
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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our $17,250,000 in short-term investments in auction market preferred stock or ARMS, and the recent borrowing of $8,600,000 secured by those ARMS. Both the ARMS dividend rate and the relate note’s interest rate are factors of short-term index rates, such as LIBOR. An immediate 20% increase in short-term interest rates would have an insignificant increase in dividend income and be substantially offset by the increase in interest expense on the recent borrowing.

Item 8: Financial Statements and Supplementary Data
AMERICAN OIL & GAS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Oil & Gas, Inc.

We have audited the consolidated balance sheets of American Oil & Gas, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of American Oil & Gas, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 14, 2008

AMERICAN OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,388,219	$7,488,474
Short-term investments	18,302,900	8,456,400
Trade receivables	566,789	336,188
Receivable for sale of oil and gas properties	—	777,461
Prepaid expenses	149,440	402,287
Inventory	40,904	40,904
Current deferred tax assets	347,658	—

Total current assets	21,795,910	17,501,714

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $40,937,747 at 12/31/07 and $33,263,390 at 12/31/06)	56,987,732	41,424,253
Other property and equipment	338,614	295,485

Total property and equipment	57,326,346	41,719,738
Less accumulated depreciation, depletion and amortization	(3,694,805)	(2,598,581)

Net property and equipment	53,631,541	39,121,157

INTANGIBLE AND OTHER ASSETS
Goodwill	11,670,468	11,670,468
Other intangible asset	420,000	600,000
Drilling prepayments	542,876	233,058
Other assets	30,385	10,000

	$88,091,180	$69,136,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,568,806	$1,964,000
Asset retirement obligations	—	40,321
Deferred income taxes	—	2,172,785
Preferred dividends payable	261,648	479,342

Total current liabilities	1,830,454	4,656,448

LONG-TERM LIABILITIES
Asset retirement obligations	323,369	194,947
Deferred income taxes	1,060,003	2,197,329

Total long-term liabilities	1,383,372	2,392,276

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value, authorized 400,000 shares; issued and outstanding: 138,000 shares at 12/31/07 and 250,000 shares at 12/31/06; redemption value of $7,713,648 at 12/31/07 and $13,979,342 at 12/31/06	138	250
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding shares: 46,434,063 at 12/31/07 and 38,927,114 at 12/31/06	46,434	38,927
Additional paid-in capital	89,426,687	59,174,874
Accumulated deficit	(4,595,905)	(799,993)
Accumulated other comprehensive income	—	3,673,615

Total equity	84,877,354	62,087,673

	$88,091,180	$69,136,397

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
REVENUES
Oil and gas sales	$1,956,508	$2,256,839	$4,691,381
Service fee and other revenues	12,000	1,530,000	—

Total revenues	1,968,508	3,786,839	4,691,381

OPERATING EXPENSES
Lease operating	646,000	290,803	246,134
General and administrative	4,307,997	4,009,019	2,032,256
Depletion, depreciation and amortization	1,267,042	1,153,233	1,532,411
Accretion of asset retirement obligation	23,767	11,213	5,608
Impairments	—	4,360,000	—

Total operating expenses	6,244,806	9,824,268	3,816,409

INCOME (LOSS) FROM OPERATIONS	(4,276,298)	(6,037,429)	874,972

OTHER INCOME
Gains on sales of oil and gas properties	—	7,159,470	—
Gain (loss) on sale of securities	(14,518)	—	—
Impairment of securities investment	(952,100)	—	—
Interest expense	(6,162)	—	—
Investment income	1,020,712	392,930	204,244

Total other income	47,932	7,552,400	204,244

INCOME (LOSS) BEFORE INCOME TAXES	(4,228,366)	1,514,971	1,079,216
Income tax expense —current	—	—	—
Income tax expense (reduction) —deferred	(1,484,984)	303,748	46,245

NET INCOME (LOSS)	(2,743,382)	1,211,223	1,032,971
Less dividends on preferred stock	(602,530)	(1,080,000)	(479,342)
Less deemed dividends on warrant extensions	(450,000)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,795,912)	$131,223	$553,629

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.09)	$0.00	$0.02
Diluted	$(0.09)	$0.00	$0.02

Weighted average common shares outstanding:
Basic	44,383,861	37,428,506	34,148,065
Diluted	44,383,861	38,142,011	34,955,624
The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,743,382)	$1,211,223	$1,032,971
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gains on sales of oil and gas properties	—	(7,159,470)	—
Service fee received in the form of a convertible note	—	(1,530,000)	—
Depletion, depreciation and amortization	1,267,042	1,153,233	1,532,411
Accretion of asset retirement obligation	23,767	11,213	5,608
Deferred income taxes	(1,484,984)	303,748	46,245
Share-based compensation	1,091,677	1,522,219	413,764
Impairment provision	—	4,360,000	—
Unrealized loss on investment in securities	952,100	—	—
Net loss on sales of securities	14,518	—	—
Changes in current assets and current liabilities:
Decrease (increase) in trade receivables	(230,601)	1,145,355	(1,222,695)
Decrease (increase) in yard inventory	—	—	(40,904)
Decrease (increase) in advances and prepaid expenses	252,847	(245,812)	(745,425)
Increase (decrease) in accounts payable and accrued liabilities	(314,090)	596,935	845,933

Net cash provided (used) by operating activities	(1,171,106)	1,368,644	1,867,908

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchases of short-term investments in securities	(28,750,000)	—	—
Cash proceeds from sale of short-term investments	12,360,482	—	—
Cash proceeds from sales of oil and gas properties	777,461	16,066,563	—
Cash paid for oil and gas properties	(15,841,067)	(15,913,075)	(14,091,540)
Cash paid for office equipment and software	(43,129)	(229,178)	(55,913)
Drilling prepayments and other long-term assets	(330,203)	(10,000)	—

Net cash used in investing activities	(31,826,456)	(85,690)	(14,147,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	—	—	13,499,927
Proceeds from sale of common stock	28,506,602	—	—
Cash paid for stock offering and issuance costs	(1,956,465)	(2,283)	(584,980)
Proceeds from warrant exercise	705,025	55,508	152,600
Proceeds from employee stock option exercise	642,145	24,800	—
Proceeds from stock option exercises by a consultant	—	104,673	—
Preferred dividends paid in cash	—	—	(18,864)
Cash received from acquired company	—	—	1,795

Net cash provided by financing activities	27,897,307	182,698	13,050,478

NET INCREASE (DECREASE) IN CASH	(5,100,255)	1,465,652	770,933
CASH, BEGINNING OF YEAR	7,488,474	6,022,822	5,251,889

CASH, END OF YEAR	$2,388,219	$7,488,474	$6,022,822

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					Additional	Comprehensive Income
	Preferred	Stock	Common	Stock	Paid-in	Accumulated	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Other Income	Equity
December 31, 2004 Balances	67,000	$67	29,153,702	$29,154	$10,339,039	$(1,484,001)	—	8,884,259
Series A Preferred Stock conversion	(67,000)	(67)	670,000	670	(603)			—
Sale of Series AA Preferred Stock	250,000	250			13,499,677			13,499,927
Costs of preferred stock offering					(1,160,524)			(1,160,524)
Warrants issued for placement costs					575,544			575,544
Stock issued for Tower merger			5,800,000	5,800	15,190,200			15,196,000
Shares issued for oil prospect			675,000	675	4,184,325			4,185,000
Shares issued to Director			37,500	37	195,212			195,249
Warrants exercised at $1.09 / share			140,000	140	152,460			152,600
Options for investor relations service					77,264			77,264
Warrants for oil project consulting					31,564			31,564
Deferred compensation recognized					141,250			141,250
Net income						1,032,971		1,032,971
Dividends, Series A Preferred Stock						(844)		(844)
Accrued dividends, Series AA Pref.						(479,342)		(479,342)

December 31, 2005 Balances	250,000	$250	36,476,202	$36,476	$43,225,408	$(931,216)	—	$42,330,918
Accrued dividends, Series AA Pref.						(1,080,000)		(1,080,000)
Series AA preferred stock dividends paid in common stock			239,493	240	1,079,760			1,080,000
Shares issued for oil and gas properties			2,050,000	2.050	13,074,667			13,076,717
Shares to new employees			20,000	20	96,280			96,300
Stock option exercised by employee			10,000	10	24,790			24,800
Stock options exercised by consultant			32,010	32	104,641			104,673
Warrants exercised			46,004	46	55,462			55,508
Shares issued for consulting services			26,405	26	123,285			123,311
Deferred stock-based compensation			27,000	27	(27)			—
Deferred compensation recognized					71,820			71,820
Stock option compensation expense					1,230,788			1.230.788
Warrant issued for properties					88,000			88,000
Comprehensive income:
Net income						1,211,223
Unrealized gain on short-term investment, net of tax							3,673,615
Total comprehensive income								4,884,838

December 31, 2006 Balances	250,000	$250	38,927,114	$38,927	$59,174,874	$(799,993)	$3,673,615	$62,087,673
Conversion of preferred to common	(112,000)	(112)	1,008,000	1,008	(896)			—
Accrued dividends, Series AA Pref.						(602,530)		(602,530)
Series AA preferred stock dividends paid in common stock			131,155	131	820,093			820,224
Sale of stock at $4.75/share for cash			6,001,390	6,001	28,500,601			28,506,602
Cash paid for stock offering costs					(1,956,465)			(1,956,465)
Exercise of employee stock options			134,300	134	642,011			642,145
Exercise of warrants			117,504	118	704,907			705,025
Deemed dividends on warrant extensions					450,000	(450,000)		—
Share-based compensation:
Stock option expense					914,301			914,301
Deferred stock-based compensation			109,600	110	(110)			—
Accrued stock-based compensation					148,176			148,176
Common stock granted & issued			5,000	5	29,195			29,200
Comprehensive income (loss):
Net loss						(2,743,382)
Decline in unrealized gain on short- term investment, net of tax							(3,673,615)
Total comprehensive loss								(6,416,997)

December 31, 2007 Balances	138,000	$138	46,434,063	$46,434	$89,426,687	$(4,595,905)	$—	$84,877,354

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
American Oil & Gas, Inc. is an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas reserves and production in the western United States. In these Notes, the terms “Company”, “American”, “we”, “us”, “our” and terms of similar import refer to American Oil & Gas, Inc.
Our operations are currently focused in Wyoming and North Dakota. We own a wholly-owned subsidiary, Tower American Corporation, for conducting our oil and gas exploration and production operations in Colorado. We do not anticipate operating outside the United States. The Company’s resources and assets are reported as one operating segment. Our fiscal year end is December 31.
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
BASIS OF PRESENTATION
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the SEC and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts. Note 2 describes our significant accounting policies. Our management believes the major estimates and assumptions impacting our financial statements are the following:
•	estimates of proven (i.e., reasonably certain) oil and gas reserve quantities, which affect the calculations of amortization and impairment of capitalized costs of oil and gas properties;

•	estimates of the fair value of oil and gas properties we own, particularly properties that we have not yet explored, or fully explored, by drilling and completing wells;

•	estimates of the fair value of stock options at date of grant; and

•
the assumption required by GAAP that proved reserves and generally proved reserve value for measuring capitalized cost impairment be based on the prices of oil and gas at the end of the reporting period.

The estimated fair values of our unevaluated oil and gas properties affect the calculation of gain on the sale of material properties and affect our assessment as to whether portions of unevaluated capitalized costs are impaired, which also affects the calculation of recorded amortization and impairment expense with regards to our capitalized costs of oil and gas properties.

The fair value of stock options at the date of grant to employees is based on judgment as to expected future volatility of our common stock and expected future choices by employees as to when options are exercised.
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
SHORT-TERM INVESTMENTS — Short-term investments consist of (i) readily marketable securities expected to be sold within one year and (ii) unregistered securities expected to be readily marketable and sold within one year. Short-term investments are carried at fair value. For “trading securities”, i.e., investments bought and held principally to sell short-term, changes in fair value are reflected in current income. For other short-term investments, referred to as “available-for-sale,” changes in fair value are reflected, net of related deferred income taxes, in Other Comprehensive Income in the Equity section of the Balance Sheet. If an available-for-sale investment has a net unrealized loss that is considered permanent, such loss is recognized in the current income statement.
ACCOUNTS RECEIVABLE AND CREDIT POLICIES — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2007 and 2006, management had determined no allowance for uncollectible receivables was necessary.
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
The following table reflects the change in ARO for the years ended December 31, 2007 and 2006:

	2007	2006
Asset retirement obligation beginning of year	$235,268	$117,011
Liabilities incurred	162,733	81,831
Liabilities settled	(22,898)	(7,745)
Accretion	23,767	11,213
Revisions in estimated liabilities	(75,501)	32,958

Asset retirement obligation end of year	$323,369	$235,268

Current portion of obligation end of year	$—	$40,321
OIL AND GAS PROPERTIES — We use the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development (including costs of unsuccessful exploration) are capitalized within cost centers, generally by country. At December 31, 2007 and 2006, all of the Company’s oil and gas properties and operations are located in one cost center, the United States.

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
Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision. The present value of estimated future net cash flows is computed by applying period-end oil and gas prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. SEC guidance allows the ceiling to be increased for subsequent events occurring reasonably before the filing date of the affected financial statements and indicative that capitalized costs were not impaired at period-end. Such subsequent events are increased oil and gas prices and the proving up of additional reserves on properties owned at period-end. The present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet (following SEC Staff Accounting Bulletin No. 106).
As discussed in Note 3, we sold on March 31, 2006, a property having approximately 90% of our proved reserves and production prior to the sale. As is consistent for full cost accounting companies, the related revenues and expenses for 2006 associated with the property sold were reflected as continuing operations since we did not sell our entire U.S. full cost pool.
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
IMPAIRMENT — Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.
BUSINESS COMBINATIONS — We account for business combinations in accordance with SFAS 141, Business Combinations, whereby combinations of companies not previously under common control are regarded as a purchase by the acquiring or surviving company. The purchase is recorded at fair value with the purchase price allocated to the acquired company’s assets and liabilities at their estimated fair values. Goodwill is recognized to the extent the acquired company’s fair value exceeds the net fair value of its assets and liabilities, including intangible assets with limited life. We recognized goodwill in our 2005 acquisition of Tower Colombia Corporation, as more fully discussed in Note 5.

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
We have only one business segment, oil and gas exploration and production. Within that segment we have only one reporting unit. Accordingly, the fair value of our one reporting unit generally approximates the fair value of our company’s stock. Since recording goodwill in 2005 through December 31, 2007, the fair value of the Company’s outstanding preferred and common stock has substantially exceeded the carrying value (i.e., book value) of stockholders’ equity for the Company, and no impairment of recorded goodwill existed in 2005, 2006 or 2007 under the accounting rules of SFAS 142.
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
REVENUE RECOGNITION AND GAS BALANCING — We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2007 and 2006, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.
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
For 2005 we accounted for employee stock options using the intrinsic value method of accounting prescribed under Accounting Principles Board Opinion No. 25, as allowed by SFAS 123, before its revision by SFAS 123(R). A stock option’s intrinsic value is the fair value of the underlying stock, if any, in excess of the option exercise price to acquire the stock. We typically granted employee stock options with an exercise price equal to the stock’s market price at date of grant, whereby such options had an intrinsic value of zero when granted. Accordingly, for 2005, we recognized no compensation expense for employee stock options which had zero intrinsic value at date of grant, but we did recognize compensation expense for the estimated fair value of stock options and warrants when granted to non-employees as compensation.

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
COMPREHENSIVE INCOME — For 2005, there are no adjustments necessary to the net income (loss) as presented in the accompanying consolidated statements of operations to derive comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” For 2006 and 2007, comprehensive income is disclosed in the Consolidated Statements of Shareholders’ Equity.
RECLASSIFICATION — Certain amounts in the 2005 and 2006 consolidated financial statements have been reclassified to conform to the 2007 financial statement presentation. Such reclassifications have had no effect on net income (loss).
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the instrument’s form. SFAS 155 allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is required for all financial instruments acquired or issued by the Company after 2006. We adopted SFAS 155 effective January 1, 2007. The adoption did not have a material effect on our financial statements.
In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities to be initially measured at fair value. We do not have servicing assets or servicing liabilities to which SFAS 156 relates. We adopted SFAS 156 effective January 1, 2007, but adoption did not have a material effect on our financial statements.
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
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2, which amend SFAS 157. FSP 157-1 amends SFAS 157 to exclude certain lease transactions accounted for under other accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are adopting SFAS 157 effective January 1, 2008 except the effective date is January 1, 2009 for certain nonfinancial assets and liabilities as provided in FSP 157-2. Management does not expect the adoption to have a material effect on our financial statements.
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pensions and other Postretirement Plans. We do not have postretirement plans.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option for assets and liabilities held on the January 1, 2008 effective date. We do not expect SFAS 159 to have a material impact on our financial statements.
In December 2007 the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB 51, which establishes accounting and reporting standards with regards to non-controlling interests, previously known as minority interests. We are required to adopt SFAS No. 160 on January 1, 2009, but we have no non-controlling interests. We do not expect SFAS 160 to have a material impact on our financial statements.
In December 2007 the FASB issued SFAS 141(Revised 2007), Business Combinations, which significantly changes the financial accounting and reporting of many business combination transactions, with an emphasis on valuing at fair value as of the acquisition date the related acquired assets and liabilities and any non-controlling interests of the acquired business. We are required to adopt SFAS 141(R) on January 1, 2009, and it would apply prospectively, i.e., to any acquisitions we make on or after that date.
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Oil and gas properties, full cost method
Unevaluated costs, not subject to amortization	$40,937,747	$33,263,390	$17,843,133
Evaluated costs	15,774,514	7,958,908	8,600,696
Asset retirement costs	275,471	201,955	104,093

	56,987,732	41,424,253	26,547,922
Furniture, equipment and software	338,614	295,485	68,023

	57,326,346	41,719,738	26,615,945
Less accumulated depreciation, depletion and amortization	(3,694,805)	(2,598,581)	(1,636,246)

Property and equipment	$53,631,541	$39,121,157	$24,979,699

Unevaluated Oil and Gas Properties
Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation. The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs
Year Incurred	Incurred
Year ended December 31, 2007	$13,026,504
Year ended December 31, 2006	15,308,590
Year ended December 31, 2005	11,957,919
Prior to 2005	644,734

$40,937,747

Costs associated with unevaluated properties are primarily lease acquisition costs but include $9.5 million of costs for wells-in-progress, which at March 11, 2008 are in the process of being evaluated. Five of the wells-in-progress, with a total cost of $8.6 million at December 31, 2007 are anticipated to be evaluated by June 30, 2008.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.
Our major projects are Fetter, West Douglas, Krejci and Goliath. The following table presents the unevaluated capitalized oil and gas properties’ costs and net change for 2007, by major project:

				Approximate Acres 12/31/07
	Capitalized Costs (in millions)			(Unaudited)
Project (State)	12/31/06	Net Change	12/31/07	Gross	Lease Net*	Our Net *
Fetter Project, Powder River Basin (WY)	$18.7	$(4.3)	$14.4	53,125	50,730	34,811
West Douglas Project, Powder River Basin (WY)	3.7	0.5	4.2	53,808	49,743	20,722
Douglas Project, Powder River Basin (WY)	0.8	0.1	0.9	14,231	13,912	11,636
Krejci Oil Project, Powder River Basin (WY)	2.3	6.9	9.2	129,314	124,565	48,743
Goliath Project, Williston Basin (ND)	6.6	0.4	7.0	77,508	59,117	29,559
Other projects	1.2	4.0	5.2	167,860	151,055	74,190

Total unevaluated costs and acres	$33.3	$7.6	$40.9	495,846	449,122	219,661

*
Lease net acres represent the proportion of gross surface acreage for which we and our working interest partners have leased the underlying mineral rights for exploration and production. Our net acres’ amount is the product of the lease net acres times our average effective working interest percentage. For the Fetter project, the average effective working interest is that which we effectively will own once RTA earns its 25% working interest in Fetter unevaluated acreage by completing two wells drilled at Fetter in 2007. Two wells have been completed, and we expect RTA to finish completion of the third well by April 30, 2008. The West Douglas Project acreage extends to its east within four miles of the Fetter Project acreage. The Douglas Project acreage lies largely in the townships immediately north of the Fetter acreage. After RTA earns its 50% working interest in West Douglas acreage by completing a well drilled in late 2007, our effective working interest in West Douglas acreage will average 41.7%.

The 2007 $4.3 million net decrease in unevaluated costs in our Fetter project reflects additions net of $5.3 million reclassified as evaluated costs. We estimate that the remaining $14.4 million will be reclassified as evaluated costs as additional wells are drilled within the Fetter Project. The $14.4 million equates to a cost per net leased acre that is substantially below values recently paid at auction to acquire lease acreage at Fetter.
The first well at our West Douglas Project was drilled this fall to a depth of 14,220 feet, with initial analysis indicating potential pay in up to five separate formations. Completion and testing of all formations is expected to conclude within 60 days.
At our Krejci Project, located in Niobrara County, Wyoming, four horizontal Mowry wells have been drilled and various completion attempts have been performed. The costs of the first two wells (drilled in 2006) are classified as evaluated costs. The $9.2 million in unevaluated costs for the Krejci Prospect includes $5.3 million in costs of the third and fourth wells, drilled in 2007. The two wells are shut-in while we evaluate additional stimulation techniques. We anticipate that those new wells will be evaluated for proved reserves in 2008, whereupon approximately $5.5 million in drilling and lease acquisition costs incurred by December 31, 2007 will be reclassified as evaluated and become a part of our full cost pool’s amortization base. The remaining $3.7 million in unevaluated costs consists primarily of lease acquisition costs, which likely will be moved to evaluated as additional wells are drilled and evaluated or as lease costs otherwise become impaired.
The $7.0 million in unevaluated costs for the Goliath Project are primarily for lease acquisitions and a recent 3-D seismic program in the area. The acquisitions began in October 2005. Wells continue to be drilled within and near the leased acreage.

Information relating to the Company’s costs incurred in its oil and gas operations during the year ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
Property acquisition costs, unproved properties	$4,395,467	$19,887,879	$13,906,210
Property acquisition costs, proved properties	—	163,569	210,000
Exploration costs	11,364,497	9,285,354	7,011,666
Asset retirement costs	73,516	86,649	70,701
Development costs	—	691,626	2,932,459

	$15,833,480	$30,115,077	$24,131,036

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells. Development costs include drilling and other costs incurred within a proved area of oil and gas. We review and determine the cost basis of drilling prospects on a drilling location basis.
During fiscal year 2007, we had four major customers: DCP Midstream, L.P., Wyoming Refining Company, Shell Trading (US) Company and Nexen Marketing U.S.A., Inc. Sales to those customers accounted for approximately 81% of oil and gas sales in 2007. During fiscal year 2006 and 2005, we had one major customer: Eighty Eight Oil, LLC. Sales to this customer accounted for approximately 71% and 75% of oil and gas sales in 2006 and 2005, respectively. Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers.
Significant Property Sales in 2006
On March 31, 2006, we sold our interest in the Big Sky project, which at the time of sale represented approximately 95% of our oil and gas production revenue and approximately 88% of our proved oil and gas reserves. The contract sales price was $11.5 million and the effective date of the sale was February 1, 2006.
In April 2006, we sold our 8,653 net acres in unproved Montana leases referred to as the Bear Creek prospect. Our lease interests were sold to privately owned MAB Resources in exchange for a convertible $1,080,000 note from GSL Energy Corp., a private affiliate of MAB Resources. That same month we converted the note into 2,160,000 shares of GSL common stock. In May 2006, GSL merged into a publicly-traded company whereby as of December 31, 2006 we owned (in lieu of the $1,080,000 note receivable) 2,160,000 unregistered shares of the merged company renamed PetroHunter Energy Corporation (See Note 4).
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
The reconciliations of the gains on the sales are as follows:

	Big Sky	Bear Creek	Goliath	Totals
Contract sales price	$11,500,000	$1,080,000	$6,165,520	$18,745,520
Effective date adjustments	(821,496)	—	—	(821,496)

Adjusted sales price	10,678,504	1,080,000	6,165,520	17,924,024
Allocated capitalized costs using the relative fair market value method required under full cost accounting	(6,416,650)	(648,443)	(3,699,461)	(10,764,554)

Recognized gains on sales of oil and gas properties	$4,261,854	$431,557	$2,466,059	$7,159,470

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
Impairment of Oil and Gas Properties
We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling” as described in Note 2. Our initial ceiling test calculation as of December 31, 2007, using oil and gas prices on that date indicated an impairment of our oil and natural gas properties of approximately $1.4 million, net of income tax. However, SEC guidance in applying the ceiling test allows consideration of subsequent price increases prior to the filing of the Form 10-K. With consideration of oil and gas prices at the end of February 2008, the ceiling exceeded total capitalized costs, eliminating the calculated impairment. As a result, we did not recognize an impairment of our oil and natural gas properties at December 31, 2007.
We recognized ceiling test impairments at September 30, 2006 and at December 31, 2006, totaling $4,360,000 and related reductions in deferred income taxes totaling $1,663,000. A substantial portion of the 2006 impairments occurs from being unable to complete the Fetter Project State 4-36 well in a fashion as originally planned, reducing the estimate of proved reserves for the well. To a lesser extent, the initial low reserve value attributable to the Goliath project Champion 1-25 well and the costs associated with two unsuccessful wells at our peripheral North Walker Creek prospect also contributed to the impairments in 2006.
Amortization Rate
Amortization of oil and gas property is calculated quarterly based on the quarter’s production in barrels of oil equivalent (“boe”) times an amortization rate. The amortization rate is an amortization base divided by the boe sum of proved reserves at the end of the quarter and production during the quarter. The amortization base consists of (i) the capitalized evaluated oil and gas costs at the end of the quarter before recording any impairment at quarter’s end, plus (ii) estimated future development costs for the proved reserves, less (iv) accumulated amortization at the beginning of the quarter. For 2007, 2006 and 2005, the annual average amortization rates were $25.21, $22.01 and $15.82, respectively, per boe. The amortization rate at December 31, 2007 was $31.45 per boe of proved reserves.
The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Amortization of costs for evaluated oil and gas properties	$1,021,817	$937,821	$1,406,856
Depreciation of office equipment, furniture and software	65,225	35,412	5,555
Amortization of Other Intangible Asset (Note 5)	180,000	180,000	120,000

Total DD&A expense	$1,267,042	$1,153,233	$1,532,411

NOTE 4 — SHORT-TERM INVESTMENTS
Our short-term investments at December 31, 2007 were comprised of unregistered shares of PetroHunter common stock and auction-rate securities and at December 31, 2006 unregistered shares of PetroHunter common stock:

	As of December 31,
	2007	2006
PetroHunter common shares owned	4,445,000	5,220,000

Average cost per share	$0.43	$0.50
Fair value per share	$0.22	$1.62
Carrying value (at fair value)	$977,900	$8,456,400
Auction-rate securities at fair value	17,325,000	—

Total, short-term investments	$18,302,900	$8,456,400

PetroHunter Common Stock
In March 2006 we received $2,610,000 of convertible notes as consideration for the sale of oil and gas properties and for a property finder’s fee. We converted the notes into the stock of a privately-held company that in May 2006 merged into publicly traded PetroHunter Energy Corporation, whereby we acquired 5,220,000 unregistered shares of PetroHunter common stock, valued at $2,610,000 ($0.50 per share). The stock became saleable in transactions exempt from registration starting in late May 2007. In June 2007, we sold 1,400,000 shares for $808,059, realizing a gain of $108,059. In October 2007, we sold an additional 500,000 shares, realizing a loss of $122,577. On November 2, 2007 when PetroHunter stock closed at $0.24 per share, we exchanged production payment rights in unproved oil property owned by PetroHunter for 1,125,000 additional unregistered shares of PetroHunter common stock.
In accordance with SFAS 115, our investments in PetroHunter common stock are classified as investments held for sale. Those shares that are reasonably expected to be sold within one year are recorded at the trading price of registered, marketable shares. At December 31, 2006, when PetroHunter common stock had a closing price of $1.62 per share, we carried the investment at $8,456,000 ($1.62 per share) and reflected in Other Comprehensive Income the associated unrealized gain of $3,673,615, net of $2,172,785 deferred income tax liability. At December 31, 2007, when PetroHunter common stock had a closing price of $0.22 per share, we carried the 4,445,000 unsold shares at $977,900 ($0.22 per share). Management believes the unrealized loss of $952,100 at December 31, 2007 is other-than-temporary, and we recognized the loss in our Consolidated Statement of Operations for 2007.
Auction-rate Securities

At December 31, 2007, we had invested in twelve AAA credit-rated, variable-coupon preferred stocks in closed-end mutual funds. These auction market preferred shares (“AMPS”) normally provide liquidity via an auction process occurring every 7 days or every 28 days, at which time the dividend rate is reset. Dividends on these securities are paid on the day after the scheduled auction date. We classified these auction-rate securities at December 31, 2007 as trading securities under SFAS 115. Since these securities trade at their par values, no gains or losses are recorded. At December 31, 2007, the fair value of these investments approximated the cost at which we acquired the securities.

Recently, these auctions and similar auctions have had insufficient bids to buy the AMPS from those wishing to sell, as further discussed in Note 14, Subsequent Events.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSET
In April 2005 Tower Colombia Corporation (“TCC”) merged into American with our exchange of 5,800,000 of restricted American common stock for all outstanding TCC stock. We accounted for the merger as a business acquisition at fair value, whereby the estimated $15,196,000 fair value of the restricted stock issued to TCC’s three shareholders was allocated to the underlying assets acquired and liabilities assumed at their estimated fair values, with the excess of $11,670,468 recorded as goodwill. The primary tangible assets acquired were oil and gas lease rights classified as unproved oil and gas property. The merger with TCC in 2005 was insignificant to our 2005 Consolidated Statement of Operations and our 2005 Consolidated Statement of Cash Flows. There was no impairment of the Goodwill in 2005, 2006 or 2007.
In the merger, we recognized a $900,000 other intangible asset. It relates to non-compete provisions and performance-based compensation terms reflected in five-year employment agreements with TCC’s three owners, who serve as officers of American. The $900,000 asset is amortized over five years, beginning in April 2005, on a straight-line basis, equating to a $15,000 monthly amortization expense.
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

Income tax expenses and effective income tax rates for the years ended December 31 consist of the following:

	2007	2006	2005
Current taxes	$—	$—	$—
Deferred taxes	(1,484,984)	303,748	46,245
Valuation allowance	—	—	—

Income tax expense (reduction)	$(1,484,984)	$303,748	$46,245

Income (loss) before income taxes	$(4,228,366)	$1,514,971	$1,079,216
Effective income tax rate	35.1%	20.0%	4.3%
The effective income tax rate for the years ended December 31 differs from the U.S. Federal statutory income tax rate as follows:

	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	1.5%	3.1%	3.5%
Permanent differences:
Compensation using qualified stock options	(3.3%)
Excess percentage depletion	1.5%	(22.0%)	—
Other	0.1%	7.7%	2.9%
Change in average state tax rate	0.3%	(3.8%)	—
Increase (decrease) in valuation allowance	—	—	(37.1%)

Effective income tax rate	35.1%	20.0%	4.3%

The components of the deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006	2005
Current deferred tax asset (liability):
Unrealized gain (loss) on investment in PetroHunter (Note 4)	$347,658	$(2,172,785)	$—
Less asset valuation allowance	—	—	—

Current deferred tax asset (liability)	$347,658	$(2,172,785)	$—

Long-term deferred tax assets (liabilities):
Deferred tax assets:
Federal and state net operating loss carryovers	$5,731,713	$1,219,868	$1,462,000
Oil and gas property amortization	454,771	753,000	443,000
Compensation using non-qualified stock options	341,452	118,369	29,000
Other	—	88,080	—

	6,527,936	2,179,317	1,934,000
Less: valuation allowance	—	—	—

Long-term deferred tax asset	$6,527,936	$2,179,317	$1,934,000

Deferred tax liabilities:
Intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$(7,572,033)	$(4,376,646)	$(3,530,323)
Other	(15,906)	—	(297,258)

Total long-term deferred tax liabilities	(7,587,939)	(4,376,646)	(3,827,581)

Long-term deferred tax asset	6,527,936	2,179,317	1,934,000

Net long-term deferred tax asset (liability)	$(1,060,003)	$(2,197,329)	$(1,893,581)

The Company has approximately $15,500,000 in net operating loss carryovers as of December 31, 2007. The net operating losses may offset against taxable income through the year ended December 2028. A portion of the net operating loss carryover begins to expire in 2026.

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

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). We found no significant uncertain tax positions as of any date in 2007.

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
Under the modified prospective transition method, results for prior periods have not been restated, and compensation costs recognized in the year ended December 31, 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
The adoption of SFAS 123(R) resulted in share-based compensation expense of $1,091,677 for 2007 and $1,522,219 for 2006. The $1,091,677 for 2007 consisted of $914,300 for stock options, $148,177 in accrued compensation for stock granted but held in escrow or not yet vested and $29,200 in common stock issued to a new employee. The $1,522,219 for 2006 consisted of $1,230,787 for stock options, $195,132 in common stock issued for consulting services and $96,300 in common stock issued to new employees.
Share-based compensation expense increased basic and diluted loss per share for 2007 by $0.02. Share-based compensation expense decreased basic and diluted income per share for 2006 by $0.04 per share, respectively.

For 2005 we applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted in 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized for options granted to employees. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net income and net income per share would have been reduced to the following pro-forma amounts for the year ended December 31, 2005:

2005
Net income (loss) — as reported	$553,629
Add stock based compensation included in reported net loss	413,764
Deduct stock based compensation expense determined under the fair value method	(841,566)

Pro forma net loss	$125,827

Net income (loss) per common share — Basic:
As reported	$0.02

Pro forma	$—

Net income (loss) per common share — Diluted:
As reported	$0.02

Pro forma	$—

For the fair value method, we used the following stock option pricing models and model assumptions:

	2007	2006	2005
	Modified	Black-	Black-
Pricing Model:	Binomial	Scholes	Scholes
Expected option life (in years)	4-5	5-8	5.0
Risk-free interest rate	4.7%-5.1%	4.5% to 5.2%	2.6% to 4.5%
Dividend yield	0%	N/A	N/A
Annual Volatility over option life	35%	33% to 63%	47% to 78%
Volatility in black-out periods	0%	33% to 63%	47% to 78%
Pre-vesting forfeiture rate	0%	0%	0%
Intrinsic value/share that urges exercise	$2.00 to $2.16	n/a for this model	n/a for this model
The Company has a policy of prohibiting its employees and directors from buying or selling Company stock during four “black-out periods” of the year, except pursuant to a pre-arranged stock trading plan under SEC Rule 10b5-1. Such black-out periods generally begin a few days before a calendar quarter ends and end two trading days after the quarter’s report on Form 10-Q or Form 10-K is filed with the SEC. On occasion, the Company may extend or add to the black-out periods. Company employees are also prohibited from trading during periods when there exists material non-public information, which given the early stage nature of our drilling activity, could further restrict employees and directors from trading in our stock. Consequently, their stock options’ value is reduced to reflect the inability to fully profit from volatility in the Company’s common stock price.
The modified binomial model takes into consideration that as a stock price rises significantly above the option exercise price, the resulting significant “triggering intrinsic value” of the option can urge an employee to exercise the option, either (i) to sell some or all of the underlying stock to convert intrinsic value to cash, or (ii) to begin holding some or all of the stock for one year to reduce the income tax rate on the later anticipated gain from sale of the stock. The $2.00 to $2.16 triggering intrinsic value per share assumption for options granted in 2007 equated to approximately an $8.00 per share stock price.
NOTE 8 — STOCKHOLDERS’ EQUITY
PREFERRED STOCK
We are authorized to issue up to 25 million shares of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.

Series AA Convertible Preferred Stock
On July 22, 2005, we sold to accredited investors, a total of 250,000 Units for $13,500,000, with each Unit consisting of one share of Series AA Convertible Preferred Stock (“Preferred Stock”) and warrants to purchase shares of its $.001 par value common stock. This private placement was pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to, Sections 3(b) and 4(2), as well as Rule 506 of Regulation D under the Securities Act of 1933. The Units were sold without a general solicitation pursuant to Blue Sky limited offering exemptions and were issued with a legend restricting resale. We are obligated to pay an 8% annual dividend on the Preferred Stock in cash or in equivalent shares of common stock, at our discretion.
Each share of Preferred Stock is convertible into nine shares of registered common stock for a total of 2,250,000 shares, which is a conversion rate of $6.00 per share. We also issued warrants to purchase 2.7 shares of common stock for each share of Preferred Stock, which resulted in warrants to purchase a total of 675,000 shares of registered common stock exercisable at $6.00 per share. We extended the expiration date of the warrants to June 30, 2008. We can call the warrants if the daily weighted average trading price of its common stock averages at least $7.40 for 25 consecutive trading days.
The Preferred Stock automatically converts into common stock on July 22, 2008 or anytime sooner at the discretion of the preferred holders. We can require conversion of the Preferred Stock if the daily weighted average trading price of our common stock averages at least $9.00 for 25 consecutive trading days. In connection with the funding, we paid placement fees of $510,000 and issued 3-year warrants to purchase 281,250 shares of common stock at an exercise price of $6.00 per share. The warrants are valued at $575,544, using the Black-Scholes option pricing model.
Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock issued in 2003 automatically converted into 670,000 shares of common stock in January 2005.
COMMON STOCK
Our Consolidated Statements of Shareholders’ Equity provides a listing of changes in the common shares outstanding from December 31, 2004 through December 31, 2007. Further explanation of these changes is provided below:
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

WARRANTS
In July 2005, in conjunction with the sale of Series AA Convertible Stock, we issued investor warrants to purchase a total of 675,000 shares of registered common stock exercisable at $6.00 per share. The warrants were to expire on January 21 2007 (18 months from the closing date). In 2007, we have extended the expiration date of these warrants to June 30, 2008 and recognized deemed dividends based on the fair value of the warrant extensions, using Black-Scholes. We also issued 3-year placement warrants to purchase 281,250 shares of common stock at an exercise price equal to the exercise price for the investor warrants of $6.00 per share.
In August 2006, we acquired a small working interest in the Fetter project in exchange for a warrant to acquire 100,000 shares of common stock for $4.90 per share, with the warrant expiring on February 9, 2007. The expiration date was extended to April 9, 2007 in exchange for a first right of refusal to acquire other interests in the general Fetter area held by the warrant holder. The warrant was not exercised and expired on April 9, 2007.

The table below reflects the status of warrants outstanding at December 31, 2007 held by others to acquire our common stock:

	Common	Exercise	Expiration
Issue Date	Shares	Price	Date
July 22, 2005	554,376	$6.00	June 30, 2008
July 22, 2005	281,250	$6.00	July 21, 2008
September 15, 2003	20,000	$1.15	September 15, 2008
July 23, 2003 to September 24, 2003	54,850	$0.75	July 24, 2008 to September 24, 2008

	910,476

At December 31, 2007, the per-share weighted average exercise price of outstanding warrants was $5.58 per share, and the weighted average remaining contractual life was 6.3 months.
The table below reflects the status of outstanding warrants at December 31, 2006:

	Common	Exercise	Expiration
Issue Date	Shares	Price	Date
July 22, 2005	671,880	$6.00	December 31, 2007
July 22, 2005	281,250	$6.00	July 21, 2008
September 15, 2003	20,000	$1.15	September 15, 2008
July 23, 2003 to September 24, 2003	54,850	$0.75	July 24, 2008 to September 24, 2008
August 10, 2006	100,000	$4.90	April 9, 2007

	1,127,980

At December 31, 2006, the per-share weighted average exercise price of outstanding warrants was $5.48 per share, and the weighted average remaining contractual life was 1.1 years.
STOCK OPTIONS
Under our 2004 Stock Option Plan (the “Plan”), stock options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Options may be granted to key employees and other persons who contribute to our success. We have reserved 2,500,000 shares of common stock for issuance under the Plan. At December 31, 2007, 2006 and 2005, options to purchase 21,990 shares, 271,990 shares and 1,040,900 shares, respectively, were available to be granted pursuant to the 2004 Plan.
At the Company’s Annual Stockholders meeting in August 2006, the stockholders approved the Company’s 2006 Stock Incentive Plan. The 2006 Plan provides for up to 1,500,000 additional shares of common stock that may be issued to employees, directors and other persons who provide services to the Company. Issuance of those shares may be by stock option awards, restricted stock awards or restricted stock unit awards. At December 31, 2007 and 2006, options to purchase 996,400 and 1,500,000 shares, respectively, were available to be granted pursuant to the 2006 Plan.
Stock Options as of December 31, 2007
In January 2006, the Company entered into a participation agreement with North Finn (“North Finn”). An element of that agreement is that North Finn has an option until July 31, 2012 to receive 2,900,000 shares of the Company’s common stock in exchange for certain oil and gas rights held by North Finn. A second element is that beginning on August 1, 2010 until July 31, 2012, the Company has an option to require North Finn to exchange those property interests in return for the 2,900,000 shares. North Finn has not exercised its option nor made a commitment to exercise under the AICPA Emerging Issues Task Force Interpretation 96-18, whereby the value of North Finn’s option is not currently recognized in our financial statements. The option and the participation agreement are discussed in Note 13 Commitments and Contingencies.

Other than the aforementioned North Finn option, outstanding stock options are those granted under the Company’s 2004 Stock Option Plan or the 2006 Stock Incentive Plan. The following table summarizes the status of stock options outstanding under those Plans:

	Number of	Weighted Avg.
	Shares	Exercise Price
Options outstanding — December 31, 2004 (176,000 exercisable)	403,000	$1.25
Options granted during 2005	1,056,010	$3.58

Options outstanding — December 31, 2005 (640,009 exercisable)	1,459,010	$2.94
Options granted during 2006	769,000	$4.83
Less options exercised during 2006	(42,010)	$3.27

Options outstanding — December 31, 2006 (985,498 exercisable)	2,186,000	$3.60
Options granted during 2007	699,000	$5.89
Less options forfeited during 2007	(235,700)	$5.03
Less options exercised during 2007	(134,300)	$4.78

Options outstanding — December 31, 2007 (1,359,500 exercisable)	2,515,000	$4.04

The weighted-average, grant-date estimated fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 were $1.65, $2.30 and $1.83, respectively, per underlying common share. We estimated the fair values using the Black-Scholes stock option pricing model or a Modified Binomial model, as further discussed in Note 7.
The following table presents additional information related to the stock options outstanding at December 31, 2007 under the 2004 Plan and 2006 Plan:

Exercise	Remaining
price	contractual	Number of shares
per share	life (years)	Outstanding	Exercisable
$1.25	2.1	403,000	403,000
$2.38	3.0	100,000	100,000
$2.48	3.0	80,000	80,000
$3.66	4.8	750,000	375,000
$4.30	4.9	9,000	6,000
$4.57	5.1	9,000	3,000
$4.66	4.3	20,000	—
$4.95	8.5	250,000	90,000
$4.98	5.8	200,000	90,000
$5.15	6.4	30,000	—
$5.80	4.6	60,000	35,000
$5.84	7.4	400,000	80,000
$6.03	5.1	195,000	97,500
$6.70	6.6	9,000	—

		2,515,000	1,359,500

Weighted Ave. remaining contractual life		5.2 years	4.3 years
Aggregate intrinsic value, December 31, 2007		$4,420,670	$3,286,984
The total estimated unrecognized compensation cost from unvested stock options as of December 31, 2007 was $1,813,429, which is expected to be recognized over a weighted average period of approximately 2.2 years.
SHARE-BASED COMPENSATION EXPENSE
Stock options accounted for the majority of share-based compensation expense in 2007 and 2006:

	2007	2006	2005
Share-based compensation expense:
For stock option grants	$914,300	$1,230,788	$77,264
For stock granted but in escrow or unvested	148,177	71,846	141,250
For stock granted with immediate vesting	29,200	219,585	195,250

Total	$1,091,677	$1,522,219	$413,764

Total share-based compensation for income tax returns	$187,424	$52,700	$—

We had granted 129,600 shares of common stock that were either held in escrow or not vested as of December 31, 2007. They arose from the following stock grants in 2007 for services:
•
On February 12, 2007, we granted and issued 5,000 shares of common stock to our new Vice President of Land. The shares were valued at $29,200 reflecting the $5.84 per share closing price of the stock at the date of grant. We also granted him 20,000 additional shares that vest 4,000 shares per year on February 12, 2008 through 2012.

•
On June 15, 2007, we granted and issued in escrow 100,000 shares of common stock for our new Vice President of Exploration. The shares vest after five years of employment or upon a change of control of the Company.

•
On June 18, 2007, we granted and issued in escrow 9,600 shares of common stock for contractor services during the subsequent twelve months. The shares are to be removed from escrow upon the satisfactory completion of services on June 18, 2008.

Compensation expense for stock grants is recognized over the vesting period and computed as the number of shares granted times the stock closing price at date of grant.
NOTE 9 — EARNINGS PER SHARE
The following table summarizes the calculations of basic and diluted net income (loss) per common share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net income to common stockholders	$(3,795,912)	$131,223	$553,629
Adjustments for dilution	—	—	—

Net income adjusted for effects of dilution	$(3,795,912)	$131,223	$553,629

Basic Weighted Ave. Common Shares	44,383,861	37,428,506	34,148,065
Add dilutive effects of options and warrants	—	713,505	807,559
Add dilutive effects of convertible preferred stock	—	—	—

Diluted Weighted Ave. Common Shares Outstanding	44,383,861	38,142,011	34,955,624

Net income per common share — basic	$(0.09)	$0.00	$0.02
Net income per common share — diluted	$(0.09)	$0.00	$0.02
NOTE 10 — EMPLOYEE BENEFIT PLANS
We maintain and sponsor health care plans and a contributory 401(k) plan for our employees. Our direct costs related to these plans were $264,918, $205,712 and $83,002 for the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE 11 — RELATED PARTY TRANSACTIONS
Approximately one month prior to our merging with Tower Colombia Corporation on April 21, 2005, we approved and entered into an agreement with TCC pursuant to which TCC provided, effective as of January 17, 2005, certain management services, including, but not limited to, human resource management, asset management services, and accounting and data management services for a monthly management fee of $30,000. We paid TCC a total of $90,000 pursuant to this agreement from the period January 16, 2005 through the April 21, 2005. This management services agreement terminated on the closing date of the merger. In addition to the management fee paid to TCC, during 2005, we also reimbursed TCC for its share of costs relating to oil and gas operations of $2,888 and for payroll related costs of $66,643.
In 2006 and 2005, we paid $58,907 and $75,416 to Tower Energy Corporation (“TEC”) for our share of administrative related expenditures, primarily the sharing of office space which TEC had leased. Payments to TEC ended in July 2006 in conjunction with American replacing TEC as the Tenant on the office lease. Patrick O’Brien and American vice president Bob Solomon each own 50% of TEC.
NOTE 12 — SUPPLEMENTAL INFORMATION TO THE STATEMENTS OF CASH FLOWS

	2007	2006	2005
Supplemental Schedule of Cash Flow Information
Cash paid for interest expense	$6,162	$—	$—
Cash paid for income taxes incurred	$—	$—	$—

Supplemental Disclosures of Non-Cash Activities
Conversion of preferred stock into common stock	$6,048,000	$770,500	$—
Share-based compensation expense	$1,091,677	$1,522,219	$413,764
Preferred stock dividends paid in common stock	$820,224	$1,080,000	$—
Common stock issued to acquire oil and gas properties	$—	$13,079,000	$4,211,911

	2007	2006	2005
Service fee received in the form of a convertible note	$—	$1,530,000	$—
Oil and gas properties sold in exchange for a convertible note	$—	$1,080,000	$—
Notes converted into PetroHunter common stock	$—	$2,610,000	$—
Oil and gas interests exchanged for PetroHunter common stock	$270,000	$—	$—
Common stock issued to acquire Tower Colombia Corp.	$—	$—	$15,196,000
Warrants issued for financing costs	$—	$—	$575,544
Warrants issued for oil and gas property consulting	$—	$—	$31,564
Warrant issued to acquire oil and gas properties	$—	$88,000	$—
NOTE 13 — COMMITMENTS AND CONTINGENCIES
The Company may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.
North Finn Option
On January 5, 2006, we entered into a participation agreement with North Finn, LLC (“North Finn”). Under the agreement, we will fund 60% of North Finn’s future lease, drilling and other project related capital obligations in jointly owned project areas, in order to earn 60% of North Finn’s interest in that particular lease or well, including offset locations. We paid $535,000, and reimbursed approximately $976,000 to North Finn for 60% of all project related costs that North Finn has incurred in jointly owned project areas after the effective date of August 1, 2005.
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

Office Lease
Year	Obligations
2008	$152,564
2009	155,986
2010	159,408
2011	162,820
2012	166,252
Thereafter	69,866
Delay Rentals
In conjunction with the Company’s working interests in undeveloped oil and gas prospects, the Company must pay approximately $247,000 in delay rentals during the fiscal year ending December 31, 2008 to maintain the right to explore these prospects. The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

NOTE 14 — SUBSEQUENT EVENTS
At December 31, 2007, we had $17,325,000 in short-term investments in AAA credit-rated, Auction Market Preferred Stocks (AMPS) issued by various U.S. mutual funds. These auction rate securities normally provide liquidity via an auction process occurring every 7 days or every 28 days, at which time the dividend rate is reset. Dividends on these securities are paid on the day after the scheduled auction date. Recently, these auctions and similar auctions have had insufficient bids to buy the securities from those wishing to sell. On March 14, 2008, we owned auction-rate securities with a par value of $17,250,000 that we could not immediately liquidate at par value. To increase our cash balances to approximately $9,600,000, we borrowed $8,600,000 on March 14, 2008 from an affiliate of our broker. The loan is secured by our AMPS investments and matures on September 30, 2008. It bears interest currently approximating a 5.5% annual rate. The rate will change with changes in the overnight LIBOR. We plan to pay the interest from the AMPS weekly and monthly dividends, which on average currently approximate a 4.5% annual rate and are typically set at 125% to 150% of LIBOR or AA Commercial Paper for the payment month.
We seek to liquidate our AMPS as soon as possible. Our $17,250,000 in AMPS were issued by closed-end taxable US mutual funds investing in corporate securities, rather than muni tax-free securities. Closed-end mutual funds managed by Calamos Advisors LLC (“Calamos”) issued $11,250,000 of our AMPS. On March 3, 2008, Calamos issued a statement that it is evaluating solutions to provide liquidity to AMPS holders and that the solution Calamos settles upon as a sponsor “must address our intent to return dollar for dollar the investment that preferred security holders entrusted to the funds . . .” Eaton Vance and Nuveen, the managers of sixteen similar taxable closed end funds have recently announced that they have arranged debt financing to allow their taxable closed-end mutual funds to redeem fully or begin redeeming their $5.9 billion of AMPS. On March 11, 2008, the Federal Reserve announced a program to provide up to $200 billion in short-term Treasury securities to major Wall Street investment firms and banks.
If we are able to redeem or sell at par value our $11,250,000 in Calamos AMPS in the near future, we believe we could still borrow $3,000,000 on the remaining $6,000,000 of AMPS. In addition to taking our AMPS for sale at their 7-day and 28-day auctions, we are exploring other liquidity options. If, and to the extent, we are unable to substantially liquidate the AMPS in 2008, we may need to raise cash by other means to fully fund our future capital expenditures.
NOTE 15 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
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
The complete definition of proved oil and gas reserves appears at Regulation S-X 4-10 (a) (2) (3) and (4). The complete definition of proved developed oil and gas reserves appears at Regulation S-X 4-10 (a) (4), 17 CFR 210. 4-10(a)(4).
Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2007, 2006 and 2005 are presented in tables below.

December 31, 2007	Oil (BBLS)	NGL (BBLS)	Gas (MCF)
Beginning of year	91,850	—	809,847
Revisions of previous quantity estimates	(32,906)	23,937	28,388
Extensions, discoveries and improved recoveries	54,722	30,307	608,514
Sales of reserves in place	—	—	—
Production	(17,267)	(311)	(139,590)

End of year	96,399	53,933	1,307,159

Proved developed reserves at end of year	91,106	53,933	1,277,755
The 2007 net downward revision in oil reserves is attributable to our interest in the Champion 1-25H well in North Dakota. The well was drilled in late 2006, with excellent shows of oil and significant oil production in February 2007, supportive of proved reserves using the volumetric method and analogy. Subsequent production rates in the fourth quarter of 2007 were substantially less than in February. Reserves were substantially reduced pending further analysis and work on the well.
Proved reserves of natural gas liquids (“NGL”) were insignificant for 2006 and 2005 and were not separately estimated for proved reserves as of December 31, 2006 and 2005. At December 31, 2007, proved reserves of natural gas liquids accounted for 18% of total proved reserves’ future revenues of $19.8 million for the December 31, 2007 Standardized Measure disclosed later in this Note.

December 31, 2006	Oil (BBLS)	Gas (MCF)
Beginning of year	554,702	378,213
Revisions of Previous quantity estimates	(35,347)	136,378
Extensions, discoveries and improved recoveries	76,347	505,832
Sales of reserves in place	(469,274)	(162,387)
Production	(34,578)	(48,189)

End of year	91,850	809,847

Proved developed reserves at end of year	86,361	713,236
Revisions in 2006 related primarily to two wells. The Rogers 1-11H well location drilled in early 2006 was assigned proved undeveloped reserves at 12-31-05 that were revised when actual production demonstrated greater gas reserves and less oil reserves. The Bear Creek Unit #1 well’s production in 2006 justified an increase in its proved gas reserves. Sales of reserves in place in 2006 related to the proved reserves of our Big Sky property interests sold in March 2006. Extensions, discoveries and improved recoveries relate to new wells at our Fetter, Goliath and Krejci projects.

December 31, 2005	Oil (BBLS)	Gas (MCF)
Beginning of year	321,710	346,270
Revisions of Previous quantity estimates	4,208	18,958
Extensions, discoveries and improved recoveries	307,773	116,067
Sales of reserves in place	—	(43,585)
Production	(78,989)	(59,497)

End of year	554,702	378,213

Proved developed reserves at end of year	320,698	307,000
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED OIL AND GAS RESERVES
Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

	2007	2006	2005
Future cash inflows	$19,840,019	$10,421,519	$35,159,955
Future costs:
Production	(5,792,739)	(3,276,852)	(5,768,802)
Development	(319,922)	(716,000)	(2,825,307)
Future income tax expense	(101,000)	(230,912)	(706,000)

Future net cash flows	13,626,358	6,197,755	25,859,846
10% discount factor	(5,321,559)	(1,599,755)	(12,149,916)

Standardized measure of discounted future net cash flows relating to proved reserves	$8,304,799	$4,598,000	$13,709,930

The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Beginning balance	$4,598,000	$13,709,930	$5,432,119
Sales and transfers of oil and gas produced	(1,310,508)	(1,966,036)	(4,466,663)
Net changes in prices and production costs	1,228,973	(1,637,000)	3,640,869
Sales of minerals in place	—	(10,800,000)	(135,472)
Extensions and discoveries	4,549,423	3,814,000	6,611,421
Development costs incurred during the year	716,000	519,000	1,649,396
Changes in estimated future development costs	0	0	(16,255)
Revisions in previous quantity estimates	(1,917,123)	821,000	178,586
Accretion of discount	409,034	161,000	565,612
Change in income taxes	31,000	(6,200)	135,000
Change in rates of production and other	0	(17,694)	115,317

Ending balance	$8,304,799	$4,598,000	$13,709,930

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
Standardized Measure Changes in 2007. The aforementioned 2007 downward revision in the proved reserves of the Champion 1-25H well reduced the December 31, 2007 standardized measure by approximately $2.0 million. The $4.5 million standardized measure increase in 2007 includes $3.6 million for our 18.3% and 18.8% carried net revenue interests in the two wells drilled by RTA at Fetter in the second half of 2007, i.e., the Hageman 16-34H-R and the Wallis 6-23, respectively.
Standardized Measure Changes in 2006. As disclosed in Note 3, the Company sold all of its interests in the Big Sky project on March 31, 2006. The sold interests accounted for approximately 88% of the standardized measure at December 31, 2005. Accretion for 2006 shown above does not relate to those proved reserves at December 31, 2005 attributable to the Big Sky interests.
NOTE 16 — SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

2007	First	Second	Third	Fourth
Revenues	$395,500	$416,090	$780,963	$375,955
Loss from operations	$(1,130,305)	$(1,146,316)	$(856,508)	$(1,143,169)
Net loss	$(709,949)	$(546,043)	$(268,360)	$(1,219,030)
Loss per common share:
Basic	$(0.02)	$(0.02)	$(0.01)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.01)	$(0.04)

2006	First	Second	Third	Fourth
Revenues	$1,570,852	$1,789,033	$216,347	$210,607
Income (loss) from operations	$(168,752)	$820,582	$(1,858,216)	$(4,831,043)
Net income (loss)	$2,469,655	$2,231,715	$(1,261,675)	$(2,228,472)
Earnings per common share:
Basic	$0.06	$0.05	$(0.04)	$(0.06)
Diluted	$0.06	$0.05	$(0.04)	$(0.06)
The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share because each quarterly period’s computation is based on the weighted average number of shares outstanding during that quarterly period.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a—15(e) and 15d—15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2007, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon the assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.
HEIN & ASSOCIATES, LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report included herein.
Changes in Internal Control over Financial Reporting
During 2007, our management regularly evaluated the Company’s internal controls over financial reporting and discussed these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, our management considered what revisions, improvements, or corrections were necessary in order to ensure that our internal controls were effective as our operations and financial reporting requirements changed over time. As a result, we have made significant progress implementing enhancements and corrective actions to our internal controls related to enhancing certain general computer controls over the past year.
We anticipate that implementation of these enhancements will continue through 2008. The principal focus of these enhancements is related to general computer controls which include documenting and adhering to comprehensive system development methodologies when performing system application implementations and upgrades.
There have been no other significant changes in internal controls, or other factors that could significantly affect internal controls, that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Oil & Gas, Inc.

We have audited American Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Oil & Gas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Oil & Gas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Oil & Gas, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2007 and our report on those statements dated March 14, 2008 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 14, 2008

Item 9B: Other Information
Not applicable.
PART III
Item 10: Directors, Executive Officers and Corporate Governance
See “Executive Officers, Board of Directors, Committees of the Board,” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the American Oil & Gas, Inc. Proxy Statement (“Proxy Statement”), for the Annual Meeting of Stockholders of the Company (to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2007) which is incorporated herein by reference.
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
(a)(1) Financial Statements (included in Item 8 to this Form 10-K)

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

3(i)	Articles of Incorporation of the Company, as amended.

3(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3(iii)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

3(iv)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

10(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

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

10(vii)*
Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(viii)*
Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

Exhibit No.	Description

10(ix)*
Employment Agreement between the Company and Bobby G. Solomon dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(x)*
Employment Agreement between the Company and Kendell V. Tholstrom dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(xi)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.)

10(xii)*	Employment Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10(xiii)*	Stock Option Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

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

10(xviii)*	2006 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006)

10(xix)	Form of Stock Option Agreement for awards under 2006 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007).

10(xx)
Placement Agency Agreement dated April 11, 2007 by and between the Company and A.G. Edwards & Sons, Inc. and C.K. Cooper & Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007).

10(xxi)	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007).

Exhibit No.	Description

10(xxii)*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007).

10(xxiii)
Participation Agreement dated June 25, 2007 by and among Red Technology Alliance, LLC, the Company and North Finn, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2007).

10(xxiv)	Promissory Note and Security Agreement dated March 14, 2008 by and between the Company and Jefferies Group, Inc.

21(i)	Subsidiary List.

23(i)	Consent of Independent Petroleum Engineers and Geologists

23(ii)	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plans or arrangements

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2008.

American Oil & Gas, Inc.
/s/ Andrew P. Calerich
Andrew P. Calerich
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick D. O’Brien	Chief Executive Officer and Chairman	March 14, 2008
Patrick D. O’Brien	(Principal Executive Officer)

/s/ Andrew P. Calerich	President and Director	March 14, 2008
Andrew P. Calerich

/s/ Joseph B. Feiten	Chief Financial Officer	March 14, 2008
Joseph B. Feiten	(Principal Financial Officer)

/s/ M.S. (“Moni”) Minhas	Director	March 14, 2008
M.S. (“Moni”) Minhas

/s/ Nick DeMare	Director	March 14, 2008
Nick DeMare

/s/ Jon R. Whitney	Director	March 14, 2008
Jon R. Whitney

Exhibit Index

Exhibit No.	Description

2(1)
Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3(i)	Articles of Incorporation of the Company, as amended.

3(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3(iii)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

3(iv)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

10(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

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

10(vii)*
Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(viii)*
Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(ix)*
Employment Agreement between the Company and Bobby G. Solomon dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

Exhibit No.	Description

10(x)*
Employment Agreement between the Company and Kendell V. Tholstrom dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(xi)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.)

10(xii)*	Employment Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10(xiii)*	Stock Option Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

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

10(xviii)*	2006 Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006)

10(xix)	Form of Stock Option Agreement for awards under 2006 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007).

10(xx)
Placement Agency Agreement dated April 11, 2007 by and between the Company and A.G. Edwards & Sons, Inc. and C.K. Cooper & Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007).

10(xxi)	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007).

10(xxii)*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007).

10(xxiii)
Participation Agreement dated June 25, 2007 by and among Red Technology Alliance, LLC, the Company and North Finn, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2007).

10(xxiv)	Promissory Note and Security Agreement dated March 14, 2008 by and between the Company and Jefferies Group, Inc.

21(i)	Subsidiary List.

Exhibit No.	Description

23(i)	Consent of Independent Petroleum Engineers and Geologists

23(ii)	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plans or arrangements