Form 10-K
period 2008-12-31
AMERICAN OIL & GAS INC
filed 2009-03-16
CIK 1120916

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-31900
AMERICAN OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0451554
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1050 17th Street, Suite 2400 Denver, Colorado 80265
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (303) 991-0173

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.001 par value per share	NYSE Alternext U.S. (formerly American Stock Exchange)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2008 was $147,860,526.
The number of shares of registrant’s common stock outstanding as of March 10, 2009 was 48,307,399 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III hereof.

AMERICAN OIL & GAS, INC.
FORM 10-K

As used in this document, “American”, “Company”, “we”, “us” and “our” refer to American Oil & Gas, Inc. and its subsidiaries. For abbreviations or definitions of certain terms used in the oil and gas industry and in this annual report, please refer to the section entitled “Glossary of Abbreviations and Terms” on page 7.

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
The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:
•
significant unforeseen events that have global or national impact such as (1) major political disruptions, (2) extended economic depression, and (3) technological breakthroughs in producing oil and natural gas or in producing alternative forms of energy,

•	unanticipated future changes in oil or natural gas prices and
•	other uncertainties inherent in the exploration and production of oil and natural gas.
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

Item 1: Business
We are an independent oil and gas exploration and production company, engaged in acquiring oil and gas mineral leases and the exploration and development of crude oil and natural gas reserves and production in the US Rocky Mountain region. At December 31, 2008, we controlled the following:
•	Approximately 53,000 gross (34,000 net) acres in the Fetter Project area, located in the southern Powder River Basin, Wyoming,
•	Approximately 128,000 gross (52,000 net) acres in the Krejci Project, located in Niobrara County, Wyoming,
•	Approximately 87,000 gross (33,000 net) acres in the Goliath Project, located in the Williston Basin, North Dakota, and
•	Approximately 175,000 gross (112,000 net) acres in the Bigfoot Project, located in the U.S. Rocky Mountain area.
We have a management team experienced in building large acreage positions in the Rocky Mountain region. In many instances, these areas have been overlooked by other companies and have resulted in the ability to acquire substantial project size at relatively low cost. In September and October of 2008, we sold two non-core acreage positions for $31.7 million in cash, which exceeded by $23 million our direct costs for the properties sold. Recognized gain in 2008 was limited to $16.5 million under full cost accounting rules. We believe that our existing project portfolio provides us with the opportunity to rapidly grow reserves and cash flow if we are able to prove that our acreage positions can be developed in a commercial fashion.
Although commodity prices have significantly decreased in the prior months, we believe we can establish commercial production in our focus areas at current commodity price levels. We anticipate accomplishing this by significantly reducing the cost to drill and complete wells, controlling costs to operate producing wells and by enhancing production. We are already experiencing decreases in service costs, and we expect that service costs will continue to decrease for 2009.
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
We begin 2009 with:
•	Over $25.6 million in working capital ($0.53/share), including $23.3 million in cash and $5.4 million in short term investments,
•	No long term debt,
•	Approximately 259,000 net undeveloped acres of oil and gas leases of which only approximately 8,000 acres would expire in 2009, even if we drill no wells in 2009,
•
Improved opportunity for drilling commercially successful wells within the Fetter and Goliath projects, even at current commodity prices when taking into consideration current and expected further decreases in service costs, and

•	Plans to drill several shallow gas wells at our new Bigfoot project that could be commercially successful under existing gas price conditions.
•	Little employee turnover in 2008 and no turnover of officers or key managers,
In light of the low oil and gas prices currently and the uncertainties of price recovery and financial market recovery, we expect in 2009, to maintain a substantial portion of our cash in U.S. Treasuries and similar low risk, liquid investments, and we are planning to spend approximately $15 million in 2009 for base case capital projects and operating expenses.
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
Competition
We operate in the highly competitive oil and gas areas of acquisition and exploration—areas in which other competing companies have substantially larger financial resources, operations, staffs and facilities. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Proved Reserves
Ryder Scott Company L.P. (“Ryder Scott”), an independent petroleum engineering firm, determined our estimated proved oil and gas reserves as of December 31, 2008, 2007, and 2006 and determined the projected future cash flows from those proved reserves and the present value, discounted at 10% per annum, of those future cash flows (“PV-10 Value”), as summarized in the following table. In estimating reserves, Ryder Scott used the SEC definition of proved reserves. Projected future cash flows are based on economic and operating conditions as of the applicable December 31st date for 2008, 2007 and 2006. In particular, projected future cash flows reflect oil and gas prices on those December 31st dates.

	At December 31,
	2008	2007	2006
Proved oil reserves (bbls)	75,610	96,399	91,850
Proved NGL reserves (bbls)	11,139	53,933	*
Proved natural gas reserves (mcf)	1,147,074	1,307,159	809,847
Future net cash flows (before income taxes)	$4,675,700	$13,727,358	$6,428,667
PV-10 Value	$2,950,787	$8,362,799	$4,692,808

*	At December 31, 2006, NGL (i.e., natural gas liquids) estimated to be recovered from the produced natural gas were not significant and not separately estimated.
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
Reconciliation of Standardized Measure to PV-10 Value
PV-10 Value is the estimated present value of the future net revenues from our proved oil and natural gas reserves before income taxes, discounted at 10% per annum. PV-10 Value is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that PV-10 Value is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties and that PV-10 Value is widely used by security analysts and investors when evaluating oil and natural gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and natural gas industry calculate PV-10 Value on the same basis. PV-10 Value is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. The table below provides a reconciliation of our standardized measure of discounted future net cash flows to our PV-10 Value.

	At December 31,
	2008	2007	2006
Standardized measure of discounted future net cash flows	$2,944,869	$8,304,799	$4,598,000
Add present value of future income tax discounted at 10%	5,918	58,000	94,808

PV-10 Value	$2,950,787	$8,362,799	$4,692,808

Customers
During 2008, we had three major customers: DCP Midstream LLC, Wyoming Refining Company and Shell Trading (US) Company, accounting for 63% of oil and gas sales. During 2007, we had four major customers: DCP Midstream LLC, Wyoming Refining Company, Shell Trading (US) Company and Nexen Marketing U.S.A., Inc., accounting for approximately 81% of oil and gas sales in 2007. Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.
During 2006, we had one major customer: Eighty Eight Oil, LLC. Sales to this customer accounted for approximately 71% of oil and gas sales in 2006 and related to properties we sold in 2006.

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

We believe that the operators of the properties in which we have an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.
Employees
At December 31, 2008, we had seventeen full time employees. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Bbl/d. One barrel per day.
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
Lease Net Acres. Usually synonymous with the term gross acres. In some circumstances, lease net acres may be less than gross acres, such as circumstances where a lease is given by parties having only a portion of the mineral rights to land below a given surface area or a given drill spacing unit. If we have a 50% working interest in leases by owners of 90% of the mineral interests for 100 gross acres, then there are 90 lease net acres, and we are said to own 45 net acres relating to the 100 gross acres.
Mcf. One thousand cubic feet of natural gas at standard atmospheric conditions.

Mcf/d. One Mcf per day.
Mcfe. One thousand cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of six Mcf to one barrel of oil.
MMcf. One million cubic feet of natural gas.
MMcfe. One million cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of six Mcf to one barrel of oil.
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
NGL. Natural gas liquids.
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
Proved undeveloped reserves (PUD). Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for re-completion.
Re-entry. Entering an existing well bore to re-drill or repair.
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
SEC. The United States Securities and Exchange Commission.
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
Title to Properties
As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time we acquire leases or enter into other agreements to obtain control over interests in acreage believed to be suitable for drilling operations. In many instances, others have acquired rights to the prospective acreage, and we have a contractual right to have our interests in that acreage assigned to us. In some cases, we are in the process of having those interests so assigned. Prior to the commencement of drilling operations, an extensive title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the operator will prepare a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. We believe that titles to our leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.
Item 1A: Risk Factors
You should be aware that the occurrence of any of the events described in this section and elsewhere in this annual report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, liquidity and results of operations. In evaluating our company, you should consider carefully, among other things, the factors and the specific risks set forth below and in documents we incorporate by reference. This annual report contains “forward-looking statements” that involve risks and uncertainties. Some of the following risks relate principally to the industry in which we operate and to our business. Other risks relate principally to the securities markets and ownership of our common shares. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline, and you may lose all or part of your investment. To better appreciate this discussion of risks, we encourage you to first read the descriptions of our business and assets in Item 2 “Properties” of this Part I and read Part 2 of this Form 10-K.
Risks related to our industry, business and strategy
We have incurred losses from operations in the past and may do so in the future.
Although we had net income in 2006, we incurred a net loss in 2007 and in 2008. Our future financial results depend primarily on our ability to discover commercial quantities of oil and gas and to fully implement our exploration and development program. We cannot predict that our future operations will be profitable. In addition, our operating results may vary significantly during any financial period. These variations may be caused by significant periods of time between discovery and development of oil or gas reserves in commercial quantities.

Oil and natural gas prices are volatile and have substantially declined in recent months. The recent decline has adversely affected our financial results. Further price declines or even continuation of current low oil and natural gas prices could significantly affect our future financial results and impede our growth.
Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil and natural gas, which can be extremely volatile. Even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil and natural gas; the price of foreign imports; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; technological advances affecting energy consumption; domestic and foreign governmental regulations; and the variations between product prices at sales points and applicable index prices. Our operations are focused on oil and gas exploration and production in the Rocky Mountain region of the United States. Regional oil and gas prices may vary from national prices due to regional factors such as regional gas production being constrained by regional gas pipeline capacity.
The current global and US economic and financial crises may have impacts on our business and financial condition that we currently cannot predict
The current global and US economic recessions, credit crisis and related turmoil in national and global financial systems have substantially contributed to the dramatic decrease in oil and gas prices in the second half of 2008 and in the first three months of 2009. The price declines have adversely affected US oil and gas producers including us. The economic downturn and decline in oil and gas prices are providing declines in drilling costs and increased availability of field equipment, but those cost reductions may only partially mitigate the adverse effects of lower oil and gas prices.
Uncertainties as to the extent, duration and impacts of the global and US crises increase uncertainties and risks for us. With the general economic and financial crises, (i) our ability to access capital markets is more restricted now than a year ago and may be restricted in the future when we may like, or need, to raise financing, (ii) our suppliers, customers and business partners may be unable to meet their obligations to us, (iii) we may be unable to profitably sell, extend or explore oil and gas lease rights we currently own and (iii) we may face unanticipated challenges to our business and financial condition. Unexpected bankruptcies of financial institutions or unexpected illiquidity of funds in cash-equivalent investments, such as money market funds, may limit or delay our access to our cash equivalent deposits, causing us to lose some or all of those funds or to incur additional costs to borrow funds needed on a short-term basis.
Our development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our natural gas and oil reserves.
The oil and natural gas industry is capital intensive. We make, and expect to continue to make, substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with sales of our securities, sale of certain oil and gas properties and, to a lesser extent, from cash generated by operations. We intend to finance our known capital expenditures for 2009 primarily with existing capital. We currently do not generate meaningful cash flow from our oil and natural gas production, even though our future depends on our ability to generate oil and natural gas operating cash flow. We may generate additional capital to fund increases in capital expenditures through any of: (i) the sale of some oil and gas lease interests, (ii) additional sales of our securities and/or (iii) debt financing. We may not be able to obtain equity or debt financing on terms favorable to us, or at all. Our ability to grow our oil and natural gas reserves and cash flow may be severely impacted if we are unable to obtain equity or debt financing as we may not be able to continue to drill all or some of our projects.

Oil and gas operations are inherently risky.
The nature of the oil and gas business involves a variety of risks, particularly the risk of drilling wells that are found to be unable to produce any oil and gas or unable to produce and sell oil and gas at prices sufficient to repay the costs of the wells and the costs of producing the wells. As we have experienced in 2006 and in 2008, we may in the future recognize substantial impairment expenses when uneconomic wells and declines in oil and gas prices result in impairments of the capitalized costs of our oil and gas properties.
The oil and gas business also includes operating hazards such as fires, explosions, cratering, blow-outs and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.
We currently conduct our oil and gas activities in joint ventures with other oil and gas companies, whereby one of the other companies serves as the joint venture’s operator for the day-to-day management of the venture. Under terms of joint operating agreements, the operator is required to carry stated levels and types of casualty and liability insurance. In addition, we carry our own casualty and liability insurance for our interests in such ventures and carry additional insurance against well blow-outs and other unusual risks in the drilling, completion and operation of oil and gas wells. However, there may still be fires, blow-outs and other events that result in losses not fully covered by our insurance.
We may be unable to find additional reserves.
Our revenues depend on whether we find or acquire additional reserves. Unless we conduct successful exploration and development activities, or acquire properties, our proved reserves will decline. Our future oil and natural gas reserves and production as well as our cash flow and income are dependent on our ability to efficiently develop and exploit our current reserves and economically find or acquire additional reserves. Our planned exploration and development projects may not result in significant additional reserves, and we may be unable to drill productive wells at low reserve replacement costs.
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

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Moreover, changes in any of the above laws and regulations could have a material adverse effect on our business. Concerns of global warming may result in changes to laws and regulations that increase the cost of oil and gas operations and decrease the use and demand for crude oil and natural gas. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.
New government regulation and environmental risks could increase our costs.
Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Because current regulations covering our operations are subject to change at any time, compliance in the future may require us to incur significant costs or activity restrictions.
Our operations and financial condition may be impacted adversely by new taxes and changes to tax laws.
The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell and for many of our wells, sales and use taxes on significant portions of our drilling and operating costs. In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. U.S. President Obama has recently proposed sweeping changes in federal laws on the income taxation of small oil and gas exploration and production companies such as us. President Obama has proposed to eliminate allowing small US oil and gas companies from (i) deducting intangible US well costs as incurred and (ii) taking percentage depletion deductions. Many states have raised state taxes on energy sources and additional increases may occur. Changes to the law could adversely affect our business and our financial results.
Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.
As we have encountered at times in the past, we or our joint venture operators may experience shortages of drilling and completion rigs, field equipment and qualified personnel which may cause delays in our ability to continue to drill, complete, test and connect wells to processing facilities. At times in the past, these costs have sharply increased in various areas. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increased number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which may materially adversely affect our business, financial condition and results of operations.
Shortages of transportation services and processing facilities may result in our receiving a discount in the price we receive for oil and natural gas sales or may adversely affect our ability to sell our oil and natural gas.
As we have experienced at times in the past, we may experience limited access to transportation lines, trucks or rail cars used to transport our oil and natural gas to processing facilities. We may also experience limited access to processing facilities. If either or both of these situations arise, we may not be able to sell our oil and natural gas at prevailing market prices. We may be completely unable to sell our oil and natural gas, which may materially adversely affect our business, financial condition and results of operations.
We could be adversely impacted by customer(s) and industry partners unable to meet their obligations.
Substantially all of our accounts receivable arise from oil and natural gas sales or joint interest billings to third parties in the oil and gas industry. Our financial results could be adversely impacted by one or more of such third parties being unable to meet their obligations to us.

Risks Related to our Common Stock
Our common stock is thinly traded, so investors may not be able to sell any significant number of shares of our stock at prevailing market prices.
The average daily trading volume of our common stock was approximately 172,000 shares per trading day over the 90-day period ended March 6, 2009. If limited trading of our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.
We meet normal exchange guidelines for the continuation of trading of our common stock, but unexpected de-listing may occur.
The Company trades on the NYSE Alternext U.S. exchange (i.e., the American Stock Exchange, which was acquired by the New York Stock Exchange in 2008). NYSE Alternext U.S. continues to use the AMEX Corporate Guide on criteria as to whether the exchange should “de-list” a listed company. Under that Guide, the exchange has the right, at its discretion, to cease trading the stock of any company but normally considers de-listing of a company’s common stock in one of four general cases, none of which we believe is true for us:
1.
the listed company has stockholders equity of less than $6 million or if the Exchange believes it questionable that the issuer will be able to continue operations or meet its obligations as they mature;

2.	the listed company has less than 200,000 shares outstanding (excluding shares held by insiders and controlling shareholders);
3.	the listed company has sold its operating assets and ceased to be an operating company or its shares have no value; and
4.	the listed company fails to comply with Listing Requirements of the exchange or with SEC requirements.
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
The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•	conditions generally affecting the oil and natural gas industry, such as declines in the prices of oil and gas,

•	actual or anticipated quarterly variations in our operating results,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any,

•	announcements relating to our business or the business of our competitors,

•	the success of our operating strategy and

•	the operating and stock performance of other comparable companies.
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
We may issue debt or preferred stock with rights that are preferential to, and could cause a decrease in the value of, our common stock.
We may issue debt and/or up to 24.1 million shares of preferred stock without action by our stockholders. Rights or preferences of the debt or preferred shares could include, among other things:
•	the establishment of principal and interest obligations or dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders,
•	a security interest in some or all of our assets that could be foreclosed in the event of default of a loan agreement or similar instrument,
•	greater or preferential liquidation rights which could negatively affect the rights of common stockholders and
•	the right to convert the debt or preferred stock at a rate or price which would have a dilutive effect on the outstanding shares of common stock.

Item 1B: Unresolved Staff Comments
The Company has not received any unresolved written comments from the SEC regarding its periodic or current reports not less than 180 days before the end of its fiscal year to which this Form 10-K relates.
Item 2: Properties
Oil and Natural Gas Assets
Our current operations are focused primarily in four main project areas that we call Fetter, Goliath, Krejci and Bigfoot. We sold in 2008 our interests in our West Douglas project. The following is a description and current status of our specific oil and gas projects:
Fetter Project (Powder River Basin, Wyoming)
Our Fetter project currently encompasses approximately 53,000 gross acres. During 2008, Red Technology Alliance, LLC (RTA) completed a drilling program pursuant to a Participation Agreement with us, whereby RTA paid 100% of the costs to drill and complete two horizontal wells and one vertical well in the Fetter project area. We were carried through the tanks in these wells and own a 23.125% working interest in each of the three wellbores. RTA retained a 75% working interest in those three wellbores and by drilling and completing those wells, earned a 25% working interest in the remaining Fetter project undrilled acreage. Pursuant to the Participation Agreement, our ownership at Fetter decreased from a 92.5% working interest in approximately 49,000 net lease acres to a 69.375% working interest, giving us approximately 34,000 total net acres at Fetter. North Finn LLC retains the remaining 5.625% working interest. The drilling and completion operations have been project managed by Halliburton Energy Services, Inc.
The most recent well drilled at Fetter, the Sims 7-25 well (SWNE Sec 25-T33N-R71W Converse County, WY), cost substantially less (under $3 million) to drill and complete and in January 2009 had much better initial production from the Frontier formation (approximately two mmcfe/day), than any prior vertical well completed in the field. However, at 2008 drilling cost rates, at current oil and gas prices and with production only from the Frontier formation, the well would not be a commercial success that provides a profit after well costs. Our goal is to further reduce the drilling and completion costs for these types of vertical wells and to enhance production to the point where the wells will be commercially successful, even in the current commodity pricing environment.
We expect to drill three to six additional vertical wells in the Fetter project during 2009. We also expect to be able to commingle production from the Niobrara formation with production from the Frontier formation to enhance production and reserves.
Although prior drilling efforts have confirmed productive potential exists in the Mowry formation, successful completion in this formation remains challenging. We expect to focus on completing wells in the Mowry formation again at a later date. By focusing on the completing wells in the Frontier and Niobrara formations, we anticipate being able to better build reserves and cash flow in the near-term.
The Fetter project has been particularly challenging, from the drilling and completion of wells and managing production from those wells, to designing the appropriate gathering system and accommodating pipeline interruptions. However, we feel that we have made significant progress in overcoming those obstacles, and we anticipate that in the near term, we could begin to drill commercially successful wells that would enable us to grow reserves and cash flow. Specifically, as a result of prior drilling efforts, we believe we now understand the appropriate drilling and completion procedures that could result in lower costs and higher production rates. We have recently expanded the field compression capabilities in our gathering system that should enable us to consistently deliver natural gas to purchaser(s) of our gas. Although the Fetter project is primarily a natural gas field, the gas wells also produce a high-quality oil. We are in the process of installing artificial lift systems in the wells that we expect will allow the wells to better lift the high quality oil up the well, adding to revenues and proved reserves while reducing the risk of the oil collecting in the wells in ways that can reduce or block the flow of natural gas from the wells.

Douglas Project Area — West Douglas Project (Powder River Basin, Wyoming)
On October 27, 2008, we sold approximately 28,000 net undeveloped leasehold acres in the West Douglas and greater Douglas project areas and approximately 3,000 net undeveloped leasehold acres located in the western edge of our Fetter project, and received approximately $26.4 million in sales proceeds.
Goliath Bakken Project (Williston Basin, North Dakota)
Our Goliath project is located primarily in Williams and Dunn Counties, North Dakota in an area where we are primarily targeting the middle member of the Bakken formation in the North Dakota Williston Basin. Our Goliath project area currently encompasses approximately 87,000 gross acres, and we own a 50% working interest in approximately 65,000 lease net acres. Our acreage position lies directly west and adjacent to the Nesson Anticline.
We own an interest in the currently producing Champion 1-25H well that was horizontally drilled and completed in the Bakken formation in 2006. This well is a productive well; however we drilled and completed this well using drilling and completion methods that are different than the approach used today by other operators who are completing commercially productive wells. We have performed additional geological and geophysical evaluations, and we believe that by combining our understanding of the Bakken formation within our Goliath project acreage with the drilling and completion approaches used successfully by other operators, we will be able to drill commercially successful wells that target the Bakken formation.
We do not expect to expend substantial capital within the Goliath project during 2009. In October 2008, we and other partners entered into an agreement with Red Technology Alliance, LLC (“RTA”) for RTA to drill in 2009 at RTA’s cost two to four horizontal wells to test the Bakken formation on our Goliath acreage block. Under the agreement, RTA would earn a 50% working interest in the wells and a 40% working interest in 50% to 100% of undeveloped acreage in the block. Termination of this agreement does not result in significant payments to us. In late February 2009, RTA notified us that it wishes to renegotiate the terms. If we do not agree on new terms, we plan to attempt to enter into an arrangement with another outside industry participant to pay for a substantial portion or all of one or more horizontal wells within our Goliath project acreage whereby the outside participant would earn a partial ownership interest in the Goliath project.
We expect that recent advancements in drilling and completion techniques that have resulted in successful Bakken wells by other operators west of the Nesson Anticline, will be incorporated into future drilling at Goliath. We also expect that future drilling will be designed to provide important reservoir and geological data from other prospective formations in the project area including the Three Forks/Sannish, Madison, Nisku, Duperow, Interlake, Stonewall, Red River and Winnipeg.
We have been successful in drilling and completing wells in the Red River formation and in late 2007, we participated in the Solberg 32-2 well with a non-operated 11.9% working interest (a net revenue interest of approximately 9.5%). This well was drilled to a total depth of approximately 14,400 feet as an offset to a Red River formation discovery well that was drilled and is owned by another operator.
In early 2008, we and other joint interest owners in the Goliath project completed a 10.5 square mile 3-D seismic program in the area around the Solberg 32-2 well. Based on interpretation of the data, we have identified additional potential for production from the Red River formation, and have drilled the Viall #30-1 well. This well has been completed in the Red River formation, and we expect the well to be connected to the sales line and begin production during the second quarter 2009.

Krejci Oil Project (Powder River Basin, Wyoming)
Within our Krejci project, we are evaluating the productive potential of the Mowry formation at an approximate depth of 7,500 feet. We are focusing our efforts in and around the Krejci Field in Niobrara County, Wyoming. Our Krejci project area currently encompasses approximately 128,000 gross (approximately 52,000 net) acres.
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
We have participated in the drilling and completion of five wells so far in the Krejci project. Three of the wells drilled are producing, and two wells are shut-in while we evaluate additional stimulation techniques. Although we currently have production from three of the five wells, we do not consider those wells to be commercially successful. Other companies are now either drilling or planning to drill wells targeting the Mowry formation in the southern Powder River Basin, and we will be watching the level of success these other companies have with their drilling, stimulation and completion operations. Accordingly, we do not expect to continue drilling new wells at Krejci in the near term, but expect to commence drilling again if other companies are successful in completing commercially successful wells in the Mowry formation and we believe we can replicate that success within our Krejci project area.
Bigfoot Project (Rocky Mountain Region)
We owned at December 31, 2008, approximately 112,000 net acres in a project that we call Bigfoot. This is a shallow natural gas project located in the Rocky Mountain region. This project remained in the lease acquisition stage at December 31, 2008. We expect to acquire additional 2D seismic data, drill test wells and acquire additional leasehold in the Bigfoot area during 2009.
Oil and Gas Drilling Activities
During 2008, we participated in the drilling of a total of eight gross (2.58 net) wells. Of these wells, five gross (0.85 net) were productive wells and two gross (1.04 net) were not yet completed for production testing. The other gross (.69 net) well was the Hageman 11-22UK shallow well drilled in the Fetter project that resulted in non-commercial quantities of oil. The productive wells include the Hageman 11-22 well (.69 net) which was drilled in our Fetter project and four gross (.19 net) oil wells drilled in the Williston Basin of North Dakota. The two wells still in progress at December 31, 2008 were the Sims 7-25 well (.69 net) at Fetter and the Viall #30-1 well (.35 net) in our Goliath project. The Sims 7-25 was completed and placed on production in January 2009. The Viall #30-1 was completed in late February of 2009 and expected to be placed on production.
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

Oil and Gas Wells
The following table sets forth the number of oil and natural gas wells located in the United States in which we had a working interest at December 31, 2008.

Productive Wells as of December 31, 2008
	Gross (a)			Net (b)
Location	Oil	Gas	Total	Oil	Gas	Total
Wyoming	2	9	11	0.72	3.41	4.13
North Dakota	9	1	10	0.79	0.10	0.89

Total	11	10	21	1.51	3.51	5.02

(a)	The number of gross wells is the total number of wells in which a working interest is owned.

(b)	The number of net wells is the sum of fractional working interests we own in gross wells expressed as whole numbers and fractions thereof.
Oil and Gas Interests
The table below presents the approximate gross acres and our approximate net acres as to our interests in oil and gas mineral leases as of December 31, 2008. See the accompany glossary on pages 7 to 9 for the meaning of the terms gross acres, net acres, developed acreage and undeveloped acreage.

	Developed Acres		Undeveloped Acres		Total Acres
Project	Gross	Net	Gross	Net	Gross	Net
Fetter (Wyoming)	4,520	1,944	48,592	31,995	53,112	33,939
Krejci (Wyoming)	1,280	576	126,996	51,699	128,276	52,275
Goliath (North Dakota)	8,320	956	79,155	31,665	87,475	32,621
Bigfoot (U.S. Rocky Mtn. area)	0	0	174,841	111,912	174,841	111,912
Other (WY, ND, Montana)	1,320	312	103,799	31,698	105,119	32,010

Total	15,440	3,788	533,383	258,969	548,823	262,757
The following table presents the net undeveloped acres that we control, the type of lease and the year the leases are scheduled to expire (absent pre-expiration drilling and production, which extend lease life). The leases would expire sooner absent payments of annual delay rentals and (in some cases for fee leases) payments at our option to extend the lease life beyond its primary term. Following the table below is a table of the rental and extension payments by year required (absent pre-expiration drilling and production).

		Net Undeveloped Acres
	Year of	Fee	State	Federal	Total for
	Expiration	Leases	Leases	Leases	All Leases
Wyoming	2009	4,894	360	1,310	6,564
	2010	7,896	1,893	3,584	13,373
	2011	10,498	3,713	21,089	35,300
	2012	3,550	2,174	4,615	10,339
	2013	332	—	3,410	3,742
	2014	243	—	6,416	6,659
	2015	—	—	3,161	3,161
	2016	—	—	7,943	7,943
	2017	—	—	2,070	2,070
	2018	—	—	12,781	12,781

Total Wyoming		27,413	8,140	66,379	101,932

North Dakota	2009	379	457	0	836
	2010	16,439	1,687	0	18,126
	2011	10,056	—	—	10,056
	2012	3,022	—	—	3,022
	Later	52	—	120	172

Total North Dakota		29,948	2,144	120	32,212

Bigfoot Project	2009	—	—	—	—
	2010	—	1,781	—	1,781
	2011	16,862	150	—	17,012
	2012	9,920	37,417	—	47,337
	2013	1,749	21,169	—	22,918
	2014	19,571	—	—	19,571
	Later	3,060	—	233	3,293

Total Bigfoot Project		51,162	60,517	233	111,912

Other (Montana)	2009	480	—	—	480

Total, all states		109,003	70,801	66,732	246,536

Other undeveloped (primarily lease rights held by production)					12,433

Total undeveloped					258,969

The types of leases represented in this table are comprised of approximately 4,000 separate lease agreements, and no one single lease is considered a material component of our acreage position. Fee leases consist of acreage leased from other individuals or companies that own the mineral rights underlying that acreage position. State leases consist of mineral rights underlying acreage controlled by the particular state where the acreage position is located, while federal leases consist of mineral rights underlying acreage controlled by the federal government and managed by the Bureau of Land Management.
Generally, the lease agreements provide that we pay an annual fee, called a delay rental, to retain these leases until such time that a well has been drilled and is producing from the leased lands. At that time, the leased lands are considered to be “held by production,” and the lease continues for as long as oil and/or gas production continues. During the period that there is production, we will pay the lessor a royalty based on the revenues received from production. Generally, fee leases provide for royalties of 12.5% to 25%, and state and federal leases provide for royalties of 12.5%. If the leases do not become held by production within the period set forth in the lease, or if we fail to pay the required delay rental obligations, the lease terminates. Generally, fee leases have terms of three to five years, with some fee leases allowing us to pay at the end of the primary term a stated amount per acre to extend the term another one to three years. State leases have terms of five to ten years, and federal leases have terms of ten years. If we elect not to pay the yearly delay rental fee (or elect not to pay the extension fee, if any), then the lease would terminate absent drilling and production. We could elect not to pay the delay rental fee (or extension fee) if we did not believe an area was promising after completing preliminary work or if we did not have sufficient funds.
Our annual aggregate delay rentals and extension fees, if we desire to continue to keep all our leases in effect, are as follows:

	Delay	Extension
	Rentals	Fees	Total
2009	$191,765	$416,742	$608,507
2010	$194,358	$133,385	$327,743
2011	$131,247	$328,107	$459,354
2012	$79,335	$29,314	$108,649
2013	$50,861	$0	$50,861
2014	$39,015	$15,300	$54,315
Thereafter	$70,860	$0	$70,860

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

	Year Ended December 31,
	2008	2007	2006
Production:
Natural gas (MMcf)	173.1	139.6	48.2
Oil (Bbls)	19,221	17,267	34,578
Total equivalents (Bbls)	48,076	40,532	42,603
Average Sales Price Per Unit:
Natural gas (per Mcf)	$7.06	$6.09	$7.53
Oil (per Bbl)	$86.96	$64.11	$54.79
Weighted average (per Boe)	$60.21	$48.27	$52.97
Expenses (per Boe):	$26.60	$15.94	$6.83
Office Facilities
In 2008 we were in a long-term lease of 6,844 square feet of office space at 1050 17th Street, Suite 2400, Denver, Colorado. Starting on or about June 1, 2009, our lease will include an additional 5,617 square feet of adjoining office space. We believe that our facilities will be adequate for our operations and that we can obtain additional leased space if needed. With the additional space, our obligation to provide aggregate monthly rental payments is as follows:

Year	Annual Rental Amount
2009	$260,837
2010	$340,790
2011	$347,020
2012	$353,251
2013	$148,270
Thereafter	$—
Item 3: Legal Proceedings
There are no legal proceedings filed, or to our knowledge, threatened against or involving the Company.
Item 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the NYSE Alternext U.S. (formerly the American Stock Exchange) under the ticker symbol “AEZ.” The table below sets forth the high and low sales prices for our common stock in each quarter of the last two fiscal years.

	Common Stock Price
	High	Low
2007
Quarter ended March 31, 2007	$6.33	$5.19
Quarter ended June 30, 2007	$6.78	$4.30
Quarter ended September 30, 2007	$6.84	$5.39
Quarter ended December 31, 2007	$7.70	$5.55

2008
Quarter ended March 31, 2008	$5.95	$3.00
Quarter ended June 30, 2008	$5.00	$2.75
Quarter ended September 30, 2008	$3.98	$2.00
Quarter ended December 31, 2008	$2.81	$0.62
On March 6, 2009, the closing sales price for our common stock as reported by NYSE Alternext U.S. (formerly the American Stock Exchange) was $0.61 per share.
Holders
As of March 6, 2009, there were approximately 57 holders of record of our common stock.
Dividend Policy
We have not declared a cash dividend on our common stock, and we do not anticipate the payment of future dividends. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities in 2008.

Performance Graph
As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the assumption that $100 was invested in our common stock at $0.70 per share on December 31, 2003, and $100 was invested in each of the Standard & Poor’s 500 Index and the Standard and Poor’s Small Cap 600 Index-Energy Sector at the closing price on December 31, 2003.

		S&P Small Cap
	AEZ	600 Energy	S&P 500
12/31/2003	$100.00	$100.00	$100.00
12/31/2004	$392.86	$152.71	$110.74
12/31/2005	$578.57	$232.38	$116.05
12/31/2006	$930.00	$273.34	$133.65
12/31/2007	$828.57	$337.33	$140.57
12/31/2008	$114.29	$182.07	$91.95
Item 6: Selected Consolidated Financial Data
The following table presents selected financial and operating data for the Company as of and for the periods indicated. It should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes and other information included in this annual report. The selected financial data as of December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our financial statements, which were audited by our independent auditors, and were prepared in accordance with accounting principles generally accepted in the US. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Production Revenues	$2,895	$1,957	$2,257	$4,691	$746
Service fee and other revenues	—	12	1,530	—	—
Operating expenses:
Lease operating expenses	1,279	646	291	246	80
General and administrative	4,372	4,308	4,009	2,032	945
Depreciation, depletion and amortization	1,466	1,267	1,153	1,532	188
Accretion of asset retirement obligation	33	24	11	6	5
Property impairments	24,310	—	4,360	—	—
Goodwill impairment	11,670	—	—	—	—

Total operating expenses	43,130	6,245	9,824	3,816	1,218

Gain on sales of oil and gas properties	16,500	—	7,159	—	—

Operating income (loss)	(23,735)	(4,276)	1,122	875	(472)
Other income (expense)
Investment income	511	1,021	393	204	34
Gain (loss) on sale of securities	(369)	(15)	—	—	—
Impairment of securities investment	(300)	(952)	—	—	—
Interest expense	(107)	(6)	—	—	—

Total other income (expense)	(265)	48	393	204	34

Income (loss) before income taxes	(24,000)	(4,228)	1,515	1,079	(438)
Income tax benefit (provision)	468	1,485	(304)	(46)	—

Net Income (loss)	(23,532)	(2,743)	1,211	1,033	(438)
Dividends on preferred stock	(328)	(603)	(1,080)	(479)	(62)
Deemed dividends on warrant extensions	(300)	(450)	—	—	—

Net Income (loss) attributable to common stockholders	$(24,160)	$(3,796)	$131	$554	$(500)

Income (loss) per common share:
Basic	$(0.51)	$(0.09)	$0.00	$0.02	$(0.02)
Diluted	$(0.51)	$(0.09)	$0.00	$0.02	$(0.02)
Weighted average number of common shares outstanding:
Basic	47,104	44,384	37,429	34,148	25,211
Diluted	47,104	44,384	38,142	34,956	25,211

Selected Cash Flow and Other Financial Data:
Net income (loss)	$(23,532)	$(2,743)	$1,211	$1,033	$(438)
Less: gains on sales of oil and gas properties	(16,500)	—	(7,159)	—	—
Add back: Property impairments	24,310	—	4,360	—	—
Add back: Goodwill impairment	11,670	—	—	—	—
Depreciation, depletion and amortization	1,466	1,267	1,153	1,532	188
Net loss on sales of securities	369	15	—	—	—
Other non-cash items	525	582	308	466	411
Changes in current assets and liabilities	58	(292)	1,496	(1,163)	(567)

Net cash provided (used) by operating activities	$(1,634)	$(1,171)	$1,369	$1,868	$(406)

Cash provided (used) by:
Proceeds from sale of stock	$—	$28,507	$—	$13,500	$6,025
Purchases of short-term investments	$—	$(28,750)	$—	$—	$—
Sales/redemptions, short-term investments	$12,184	$12,361	$—	$—	$—
Capital expenditures	$(21,420)	$(16,214)	$(16,152)	$(14,147)	$(2,895)
Sales of oil and gas properties	$31,695	$777	$16,067	$—	$1,582
Short-term loans	$10,925	$—	$—	$—	$—
Repayment of short-term loans	$(10,925)	$—	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$23,270	$2,388	$7,488	$6,023	$5,252
Other current assets	6,770	19,408	10,013	1,679	313
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	35,660	53,402	38,869	24,921	3,481
Other property and equipment, net of depreciation	182	230	252	58	6
Other assets	1,507	12,663	12,514	13,094	—

Total assets	$67,389	$88,091	$69,136	$45,775	$9,052

Current liabilities	$4,390	$1,831	$4,656	$1,434	$127
Long term liabilities	431	1,383	2,392	2,010	41
Stockholders’ equity	62,568	84,877	62,088	42,331	8,884

Total liabilities and stockholders’ equity	$67,389	$88,091	$69,136	$45,775	$9,052

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the accompanying financial statements and related notes included elsewhere herein. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A: Risk Factors.” Many of these factors are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
Overview
We focus our oil and natural gas exploration, exploitation and developmental operations on projects located in the western United States. We have funded our operations with a combination of, (i) cash received from the sale of our equity, and (ii) proceeds received from the sale of certain of our oil and gas assets, and we intend to increase stockholder value by profitably growing reserves and production primarily through drilling operations. Our company began oil and gas operations in January 2003, with the purchase of interests in undeveloped acreage from two private companies—Denver, Colorado based Tower Colombia Corporation (“TCC”) and Casper, Wyoming based North Finn LLC. In April 2005, we completed a merger with TCC, and we currently retain a strategic alliance with North Finn. At December 31, 2008, we owned interests in approximately 550,000 gross (263,000 net) acres primarily in the Powder River Basin of Wyoming, in the Williston Basin of North Dakota and in our Bigfoot project in the Rocky Mountain region. In addition to focusing on drilling within our existing projects, we expect to continue to evaluate opportunities to expand our project portfolio.
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

Within the main focus areas of our existing project portfolio, we expect the following drilling activity, and our share of the cost of that drilling activity to occur in 2009:

		Approximate	Expected net
	Expected	working	capital
Project	2009 wells	interest	required
			(in millions)
Fetter project — Converse County, WY	3 to 6	70%	$5 to 10
Goliath project — Williams County, ND	0 to 2	40%	$0 to 3
Bigfoot project	5 to 50	75%	$1 to 6

Total drilling activity	8 to 58		$6 to 19

While our base case drilling activity would result in drilling costs of approximately $6 million, we may expand drilling activity to as much as $19 million, if project economics and general economic conditions support the more aggressive drilling program. If we elect to expand drilling activities, we may need to access additional capital. We have no third-party commitments to provide additional capital and there is no assurance such capital will be available to us, or if available, that the terms will be favorable to us. We may access capital from equity and/or debt offerings.
We have not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.
Impact of Current Economic Conditions
The global and national economic and financial crises and the significant fall in oil and gas prices during the last few months of 2008, combined with the risk that oil and gas prices may not recover in 2009 impacts us in many ways, most notably: (i) decreasing our revenue as oil and gas is produced, (ii) potentially decreasing the value of our proved reserves and the value of our oil & gas leases, (iii) potentially decreasing the opportunities in 2009 to profitably drill wells, and (iv) significantly contributing, we believe, to our operating losses in 2008 and to the decline in our stock price from $2.61 per share at September 30, 2008 to $0.80 per share at December 31, 2008 and $0.61 per share on March 6, 2009. However, we do believe that the weakness in oil and gas prices should provide us with the opportunity to experience significant decreases in service costs relating to drilling, completing and operating oil and gas wells. We anticipate that by combining decreases in services costs with enhanced production from our focus areas, we could drill commercially successful wells, even at current commodity price levels.

We begin 2009 with:

•	Over $25.6 million in working capital ($0.53/share), including $23.3 million in cash and $5.4 million in short term investments,

•	No long term debt,

•	Approximately 259,000 net undeveloped acres of oil and gas leases of which only approximately 8,000 acres would expire in 2009, even if we drill no wells in 2009,

•
Improved opportunity for drilling commercially successful wells within the Fetter and Goliath projects, even at current commodity prices when taking into consideration current and expected further decreases in service costs, and

•	Plans to drill several shallow gas wells at our new Bigfoot project that could be commercially successful under existing gas price conditions.

•	Little employee turnover in 2008 and no turnover of officers or key managers,

In light of the low oil and gas prices currently and the uncertainties of price recovery and financial market recovery, we expect in 2009, to maintain a substantial portion of our cash in U.S. Treasuries and similar low risk, liquid investments, and we are planning to spend approximately $15 million in 2009 for base case capital projects and operating expenses, as discussed further in the “Liquidity and Capital Resources” section on pages 30 to 32.

Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
For the year ended December 31, 2008, we recorded a net loss attributable to common stockholders of $(24,159,614) ($(0.51) per common share, basic and diluted) for the year ended December 31, 2008, as compared to net loss attributable to common stockholders of $(3,795,912) ($(0.09) per common share, basic and diluted) for the year ended December 31, 2007.
Oil and Gas Operations
For 2008, we had total oil and gas revenues of $2,894,589 compared with $1,956,508 for 2007. Oil and gas sales and production costs for each year are summarized in the table that follows. Oil sales volumes increased in 2008 compared with 2007 due to increased production from new North Dakota wells producing in the Bakken formation and from oil produced in conjunction with gas production from Fetter gas wells. Gas sales volumes increased in 2008 over 2007 largely due to new wells in late 2007 and in 2008 at Fetter and in North Dakota.

	Year Ended December 31,
	2008	2007
Oil sold (barrels)	19,221	17,267
Average oil price	$86.96	$64.11

Oil revenue	$1,671,451	$1,107,054

Gas sold (mcf)	173,129	139,590
Average gas price	$7.06	$6.09

Gas revenue	$1,223,138	$849,454

Total oil and gas revenues	$2,894,589	$1,956,508
Less lease operating expenses	(1,278,668)	(646,000)
Less oil & gas amortization expense	(1,210,000)	(1,021,817)
Less accretion of discount	(32,936)	(23,767)
Less impairments of oil and gas properties	(24,310,000)	—
Plus gain on sale of oil and gas properties	16,500,000	—

Income (loss) from oil and gas operations	(7,437,015)	264,924
Less general and administrative expenses	(4,372,202)	(4,307,997)
Less intangible asset amortization	(180,000)	(180,000)
Less depreciation of office facilities	(75,772)	(65,225)
Less impairment of goodwill	(11,670,468)	—
Add service fee revenue and other revenues	—	12,000

Income (loss) from operations	$(23,735,457)	$(4,276,298)

Total barrels of oil equivalent (“boe”) sold	48,076	40,532
Oil and gas revenue per boe sold	$60.21	$48.27
Lease operating expense per boe sold	$26.60	$15.94
Amortization expense per boe sold	$25.17	$25.21
Impairments of Oil and Gas Properties
We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs of oil and gas properties (net of related deferred income tax liability) exceed a “ceiling”. In 2008, we recorded $24,310,000 of such impairments in the last four months of the year, primarily due to (1) approximately $9.6 million of costs of three Krejci wells evaluated in September 2008 in excess of their ceiling value, (2) approximately $5.3 million due to declines in oil and gas prices in the last five months of 2008 impacting ceiling components of wells with new proved reserves in 2008 and wells with proved reserves at December 31, 2007, (3) approximately $5 million for the cost of the Hageman 11-22 well at Fetter in excess of its ceiling value and (4) approximately $3.8 million for performance revisions of proved reserves during 2008. Such impairments are not reversed in the future to the extent the future ceiling exceeds the future capitalized costs of oil and gas property net of related deferred income tax liability. Additional impairments might arise in the future.
Gain on Sales in 2008 of Oil and Gas Properties
We recorded $16.5 million in gain ($10.7 million after tax effect) from the October 2008 sale, for $26.4 million cash, of (a) our West Douglas and Douglas acreage located west and northwest of our Fetter project and (b) a small western portion of our Fetter project, where that portion bordered Douglas acreage and lease rights previously held by the buyer. In September 2008, we sold for $5.3 million cash our interests in the Narraguinnep project in Colorado and credited the gain to the full cost pool since non-recognition of the gain did not significantly alter the relationship between capitalized costs and proved oil and gas properties. The combined taxable gains from the sales totaled approximately $26.5 million.

Impairment of goodwill
In 2005 we recorded $11,670,468 of goodwill in the acquisition, by merger, of Tower Colombia Corporation (“TCC”). At December 31, 2008, we recognized an $11,670,468 full and permanent impairment of the goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets, as further explained in Note 6 of our consolidated financial statements contained in this Form 10-K. The goodwill was not an asset for income tax reporting, and its impairment did not reduce income taxes or increase deferred tax assets.
Other Income (Loss)
The table below summarizes the Other Income (Loss) section of our Consolidated Statements of Operations for the year ended December 31, 2008 and the year ended December 31, 2007:

	2008	2007
Investment income from auction rate preferred shares and cash sweeps	$511,599	$1,020,712
Impairment of auction rate preferred shares	(300,000)	—
Interest expense, due to illiquidity in 2008 of auction rate preferred shares	(107,047)	—

Net income of auction rate preferred shares and cash sweeps	104,552	1,020,712
Losses on unregistered PetroHunter common stock sold in 2007 and 2008	(369,172)	(966,618)
Other interest expense	—	(6,162)

Total other income (loss)	$(264,620)	$47,932

In 2008, we sold all remaining shares of PetroHunter common stock and had redeemed or sold at par value $11,575,000 of auction rate preferred shares. At December 31, 2008, we owned $5,750,000 in auction rate preferred shares, with an estimated fair value of $5,450,000 and we had $23.3 million in cash and cash equivalents. Substantially all of the $23.3 million was held in cash accounts at Wells Fargo Bank, N.A. We expect that for most of 2009 approximately $10 million of the $23.3 million will be invested in a portfolio of U.S. Treasuries and highly liquid securities managed by a Wells Fargo affiliate. We anticipate liquidating our remaining auction rate preferred shares before December 31, 2009, with some shares redeemed by their issuers and other shares sold in private sales at a loss approximating the recognized impairment of $300,000.
Income Taxes
For the year ended December 31, 2008, we recorded a $468,345 income tax reduction (consisting of a $244,000 current income tax provision and a $712,345 deferred income tax benefit). The $468,345 income tax reduction is 2% of the $24 million Loss Before Income Taxes for 2008. The 2% effective income tax rate is substantially less than the 36.5% combined statutory income tax rate for federal and state income taxes in 2008. The rate reduction is attributable to (i) recognition at December 31, 2008 of a deferred tax asset valuation allowance of $4,752,308 and (ii) inability to ever deduct for income taxes the $11,670,468 goodwill impairment expense for financial reporting. If in the future, facts and circumstances indicate that all or a portion of the deferred tax asset is likely to be realized, then the $4,752,308 valuation allowance would be correspondingly reduced and a deferred tax benefit correspondingly recognized.
Dividends
Preferred dividends for the year ended December 31, 2008 were $327,882, compared with $602,530 for 2007. The decrease was due to the mandatory conversion of preferred shares into common shares on July 22, 2008. We recognized deemed dividends of $300,000 and $450,000 in 2008 and 2007, respectively, for the fair value of extensions of certain warrants as described in Note 9 of the accompanying audited financial statements. We had no preferred shares outstanding at December 31, 2008 and do not anticipate issuing shares in 2009. We may have, but do not anticipate having, extensions of warrants in 2009.

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

	Year Ended December 31,
	2007	2006
Oil sold (barrels)	17,267	34,578
Average oil price	$64.11	$54.79

Oil revenue	$1,107,054	$1,894,386

Gas sold (mcf)	139,590	48,149
Average gas price	$6.09	$7.53

Gas revenue	$849,454	$362,453

Total oil and gas revenues	$1,956,508	$2,256,839
Less lease operating expenses	(646,000)	(290,803)
Less oil & gas amortization expense	(1,021,817)	(937,821)
Less accretion of discount	(23,767)	(11,213)
Less impairments	—	(4,360,000)
Plus gain on sale of oil and gas properties	—	7,159,470

Income from oil and gas operations	264,924	3,816,472
Less intangible asset amortization	(180,000)	(180,000)
Less depreciation of office facilities	(65,225)	(35,412)
Less general and administrative expenses	(4,307,997)	(4,009,019)
Add service fee revenue and other revenues	12,000	1,530,000

Income (loss) from operations	$(4,276,298)	$1,122,041

Total barrels of oil equivalent (“boe”) sold	40,532	42,603
Oil and gas revenue per boe sold	$48.27	$52.97
Lease operating expense per boe sold	$15.94	$6.83
Amortization expense per boe sold	$25.21	$22.01
Impairments
We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling”. Our initial ceiling test calculation as of December 31, 2007, using oil and gas prices on that date indicated an impairment of our oil and natural gas properties of approximately $1.4 million, net of income tax. However, SEC guidance in applying the ceiling test allows for consideration of subsequent price increases prior to the filing of the Form 10-K. With consideration of oil and gas prices at the end of February 2008, the ceiling exceeded total capitalized costs, eliminating the calculated impairment. As a result, we did not recognize an impairment of our oil and natural gas properties at December 31, 2007 under the full-cost method of accounting.

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
General and Administrative Expenses
We recorded $4.3 million and $4.0 million in general and administrative expenses for the years ended December 31, 2007 and December 31, 2006, respectively. The $0.3 million increase in 2007 compared with 2006 is due primarily to a $187,000 (7%) net increase in employee compensation and a $109,000 (39%) increase in costs of financial auditing and attestation of internal controls over financial reporting. In 2007, we increased our number of employees from thirteen to fifteen (15%) but reduced employee share-based compensation by $233,000 (19%).
Service Fee Revenue in 2006
In 2006 we received a $1,530,000 convertible note from GSL Energy Corp. as a Service Fee for successfully assisting in acquiring additional Montana lease acreage that was not suitable for our acreage portfolio. We subsequently converted the $1,530,000 note into 3,060,000 shares of GSL common stock at $0.50 per share. GSL subsequently merged into publicly held PetroHunter Energy Corp. We did not generate any service fee revenue in 2008 or 2007.
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

Dividends
For the year ended December 31, 2006, we recorded $1,080,000 million from dividends attributable to our 250,000 shares of Series AA Convertible Preferred Stock, outstanding throughout 2006. For the year ended December 31, 2007, we recorded $602,530 of preferred stock dividends. The 44% decline from 2006 is due to approximately 45% of preferred shares outstanding during 2006 being converted to common stock in early January 2007. In 2007, we recorded $450,000 deemed dividends for the estimated fair value of warrant extensions in 2007. We had no warrant extensions in 2006.
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
Due to our active oil and natural gas activities, we currently anticipate capital requirements in 2009 to be approximately $15 million. Approximately $6 million is allocated to our expected drilling and production activities; $6 million is allocated to land, and geological and geophysical activities; and $3 million relates to our general and administrative expenses. We expect to be able to fund these capital expenditures, other commitments and working capital requirements with existing capital and expected cash flow from operations. However, we may elect to raise additional capital through the sale of debt or equity. We may expand or reduce our capital expenditures depending on, among other things, the results of future wells, and our available capital.
At December 31, 2008, we had cash and cash equivalents of $23.3 million consisting primarily of cash held in Wells Fargo bank accounts, as compared to $2.4 million at December 31, 2007. Working capital was $25.6 million as of December 31, 2008, as compared to $20.0 million at December 31, 2007. We may generate additional capital to fund increases in capital expenditures through any of (i) the sale of some oil and gas lease interests, (ii) additional sales of our securities, and (iii) debt financing. We may not be able to obtain equity or debt financing on terms favorable to us, or at all. Our ability to grow our oil and natural gas reserves and cash flow would be severely impacted if we are unable to obtain equity or debt financing as we may not be able to continue to drill all or some of our projects.
At December 31, 2008, we had $5,750,000 par value ($5,450,000 fair value) in short-term investments in Auction-Rate Preferred Stocks (ARPS) issued by eight taxable US closed-end funds. These ARPS pay dividends every 7 or 28 days at variable rates that approximate 150% of 30-day US LIBOR rates. ARPS normally provide liquidity via an auction process occurring every 7 days or every 28 days, at which time the dividend rate is reset. ARPS auctions and similar auctions have had insufficient bids to buy the ARPS from those wishing to sell, whereby (starting in mid-February 2008 and for the foreseeable future) holders of ARPS have been unable to sell ARPS in the auction process. Since the auction failures, ARPS are liquidated by either (a) redemption at par value at the option of the issuing fund, (b) purchase at par value by a bank or broker (who marketed the ARPS), usually in a settlement with government agencies, or (c) sale in a secondary market at a discount to par value.
Since December 31, 2008, through March 6, 2009, closed-end funds have redeemed at par value or announced redemptions approximating $175,000 of our ARPS. We hold another $2,325,000 of ARPS in Calamos closed-end funds that received on February 10, 2009 an SEC exemption allowing the funds to use debt to redeem their remaining ARPS. However, the Calamos funds have not yet announced such redemptions and might not do so in 2009. We anticipate liquidating all of our auction rate preferred shares in 2009, with some shares redeemed by their issuers and other shares sold in private sales at a loss approximating the recognized impairment of $300,000.

Net Cash Provided By Operating Activities
Cash flows provided (used) by operating activities were ($1.6 million), ($1.2 million) and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The additional $0.4 million in cash outflow in 2008 compared with 2007 is due in part to a $0.6 million decline in cash from investment income net of interest expense as we reduced our short-term investments in 2008 by $12.8 million to provide funds for capital expenditures. In both 2007 and 2008, cash spent for lease operating expenses and for general and administrative expenses exceeded cash from oil and gas revenues by approximately $1.9 million.
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
Net Cash Used In Investing Activities
In 2008, investing activities provided $22.5 million in cash. In September and October, 2008, we sold small portions of our acreage holdings for a total of $31.7 million in cash; we received $12.2 million in sales and redemptions of short-term investments and we spent $20.6 million investing in oil and gas property acquisition, exploration and development. Note 3 to our consolidated financial statements contained in this Form 10-K provides further information on changes in capitalized costs by project. In late 2008, we spent $0.7 million on well pipe and tubing expected to be used in completing wells in 2009.
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
Net Cash Provided By Financing Activities
For the year-ended 2008, cash flows from financing activities were $8.6 million borrowed in March 2008, repaid within three months and $2.325 million borrowed in September and repaid within two months. We borrowed these funds from our broker when the broker was unable to liquidate our short-term investments in ARPS at par value.

Cash flows provided by financing activities for the year ended December 31, 2007 came primarily from net proceeds from the sale of common stock of $26.6 million with an additional $1.3 million received from the exercise of warrants and options. For the year ended December 31, 2006 cash flows provided by financing activities of $183,000 came from the exercise of warrants and options.
Contractual Obligations as of December 31, 2008
In addition to the $4,390,618 of current liabilities incurred as of December 31, 2008 as reflected on our consolidated balance sheet of that date, we have the following contractual obligations and commitments as of December 31, 2008:

			Payment due by period
			Total	2009	2010-2012	2013-2014	After 2014
Long-term debt			$—	$—	$—	$—	$—
Capital lease obligations			—	—	—	—	—
Lease of office space			1,450,168	260,837	1,041,061	148,270	—
Asset retirement obligations	(a	)	—	—	—	—	—
Development of proved reserves	(b	)	270,000	270,000	—	—	—
Other well drilling & completion	(b	)	860,000	860,000	—	—	—
Equipment inventory orders	(b	)	410,000	410,000	—	—	—

Total			$2,990,168	$1,800,837	$1,041,061	$148,270	$—

(a)
The asset retirement obligations liability of $430,686 at December 31, 2008 is a discounted present value of estimated future retirement obligations, excluding cost reductions for the salvaging of equipment when wells are retired. The estimated asset retirement obligations, net of associated estimated equipment salvage value, in total and by future periods is zero. Our estimated total asset retirement obligations, without reduction for equipment salvage value, is approximately $604,000 at current prices. The timing of the $604,000 is $0 in 2009, $344,000 in the three year period 2010 through 2012, $79,000 in the two-year period 2013 to 2014 and $181,000 after 2014. In many cases, timing will change as factors (such as future changes in oil and gas prices) change the economic lives of our wells.

(b)
These three categories show estimates of the costs of obligations at December 31, 2008 to participate in (1) completion of wells with proved reserves, (2) the drilling or completion of other wells in progress at December 31, 2008 and one well to be drilled in 2009 and (3) the purchase of well casing and tubing to have on hand for use in some of the other wells planned to be drilled in 2009.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Such accounting principles allow in some cases for the adoption of accounting policies that are not uniformly followed by all companies in a given industry. For example, we have adopted the full cost accounting method for oil and gas exploration and production activities. Many of our competitors use the full cost accounting method while other competitors use the successful efforts method. Our significant accounting policies are summarized in Note 2 of our consolidated financial statements contained herein. Financial statement preparation also involves the use of estimates, such as the estimation of proved oil and gas reserves. We believe the following to be the most critical of our significant accounting policies and our estimates in the preparation of our financial statements.
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
Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed a ‘ceiling’ amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision. The present value of estimated future net cash flows is computed by applying period-end oil and gas prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures (at period-end rates) to be incurred in developing and producing the proved reserves and assuming continuation of economic conditions existing at period-end. SEC guidance allows the ceiling to be increased for subsequent events occurring reasonably before the filing date of the affected financial statements and indicative that capitalized costs were not impaired at period-end. Such subsequent events are increased oil and gas prices and the proving up of additional reserves on properties owned at period-end. The present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet (following SEC Staff Accounting Bulletin No. 106).
Estimates of Proved Oil and Gas Reserves
Estimates of our proved oil and gas reserves have significant impact on the carrying value of our oil and gas properties, the related property amortization expense and related property impairment expense. Volumes of reserves actually recovered and cash flows actually received from actual production may differ significantly from the proved reserve estimates and the related projected cash flows, respectively. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.
Estimates of Fair Values of Unevaluated and Evaluated Properties
Company management estimates the fair values of unevaluated properties, by project, as one key consideration in the quarterly management assessment of whether capitalized costs of unevaluated properties are impaired. Company management also must estimate the fair value of oil and gas properties when we sell properties and the gain on sale must be determined under the full cost accounting method by allocating to the sale a portion of the total capitalized cost of the U.S. cost center on the basis of the fair value of the properties sold and the fair values of all properties owned (evaluated and unevaluated) immediately prior to the sale. Company management routinely estimates fair value of properties in the course of negotiating (1) the acquisition or disposition of properties and (2) participation agreements with third-parties to pay for a disproportionate share of well costs to earn a portion of lease rights. Estimation of fair values of oil and gas properties, particularly an aggregation or project of unevaluated properties, can be difficult and is often based on assumptions that must be subjectively determined and will change with various factors including (i) the passage of time, (ii) changes in oil and gas prices, (iii) drilling results, (iv) changes in drilling cost rates and (v) estimated probability of exploration success.

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
Natural Gas Imbalances
We may have an interest with other producers in certain properties, in which case we use the sales method to account for natural gas imbalances. Under this method, revenue is recorded on the basis of natural gas we actually sell. In addition, we may record revenue for our share of natural gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ natural gas we sell that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over-and under-produced gas balancing positions are considered in our proved reserves. As of December 31, 2008 and 2007, our produced natural gas volumes were in balance.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2, which amend SFAS 157. FSP 157-1 amends SFAS 157 to exclude certain lease transactions accounted for under other accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 effective January 1, 2008 except the effective date is January 1, 2009 for certain nonfinancial assets and liabilities as provided in FSP 157-2. Management does not expect the adoption to have a material effect on our financial statements.
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

In December 2007 the FASB issued SFAS 141(Revised 2007), Business Combinations, which significantly changes the financial accounting and reporting of many business combination transactions, with an emphasis on valuing at fair value as of the acquisition date the related acquired assets and liabilities and any non-controlling interests of the acquired business. We are required to adopt SFAS 141(R) on January 1, 2009, and it would apply prospectively, i.e., to any acquisitions we make on or after that date. The adoption’s impact on our consolidated financial statements will be largely dependent on the nature of any business combinations completed after the adoption.
In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133, which requires disclosures of objectives for using derivative instruments. The statement is effective for us beginning January 1, 2009, but we do not expect SFAS 161 will have a material impact on our financial statements.
On December 31, 2008, the SEC published changes to its rules and interpretations with regards to disclosures by oil and gas exploration companies, effective for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. Key changes include changes to the oil and gas prices used to estimate proved reserves, permitting the disclosure of probable and possible reserves and the use of new technology for determining reserve classification. We are currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
The Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Declines in oil and gas prices reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves). Declines in oil and gas prices can reduce the value of our oil and gas properties and increase impairment expense, as occurred in 2008.
In 2008, oil and gas prices were generally more volatile than in 2007 and 2006. Average oil prices per barrel for our proved reserves approximated $81.60 at December 31, 2007, $130 at June 30, 2008, $90 at September 30, 2008 and $27.50 at December 31, 2008. Proved reserve average natural gas prices per mcf as of the same dates were approximately $6.40, $9.70, $5.94 and $5.00, respectively. If December 31, 2008 oil and gas prices had been double their actual prices, the $24 million loss for 2008 would likely have been approximately $8 million due simply to the higher year-end oil and gas prices eliminating the need for the $5.4 million ceiling impairment for the fourth quarter of 2008 and likely eliminating the $11.7 million goodwill impairment.
We expect oil and gas price volatility to continue. We do not currently utilize hedging contracts to protect against commodity price risk. As our oil and gas production grows, we may manage our exposure to oil and natural gas price declines by entering into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future oil and natural gas production.

Operating Cost Risk
During 2007 and 2008, we have generally experienced rising operating costs (including drilling costs) which impacts our cash flow from operating activities and profitability. With the decline in oil and gas prices in recent months, we have seen a reduction in drilling activity in the Rocky Mountain region where our properties are located, and we are beginning to see significant decreases in drilling costs, but little or no reduction in oil and gas production costs other than production taxes (which are generally levied as a percentage of revenue). If oil and gas prices were to recover to levels seen in December 2007, we anticipate the reductions in drilling activity and drilling cost rates will substantially reverse and may fully reverse and continue to rise.
In the case of our Fetter property, where the latest vertical well cost less than half (and has substantially more reserves) than a vertical Fetter well drilled earlier in 2008, the substantial economic improvements are due to drilling and completing the wells differently and not to reductions in rates charged by subcontractors for the use of their drilling rigs and services. We expect to see improvements due to rate reductions in Fetter wells drilled in 2009.
Decreases in drilling costs and production costs can have a significant impact on our profitability and may be deciding factors on how many wells we will drill in a given project.
Interest Rate Risk
At December 31, 2008, we had no interest-bearing debt or credit facilities. Short-term interest rates on our $23 million of cash-equivalent investments were less than 1% per annum at December 31, 2008. Short-term dividend rates on our $5,450,000 in Auction Rate Preferred Shares approximated 1% per annum and are at rates approximating 150% of 30-day US LIBOR rates. An increase in short-term interest rates would be favorable to us, increasing our investment income in proportion to our short-term investments and cash-equivalent investments.

Item 8: Financial Statements and Supplementary Data
AMERICAN OIL & GAS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
American Oil & Gas, Inc.
We have audited the consolidated balance sheets of American Oil & Gas, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of American Oil & Gas, Inc.’s internal control over financial reporting.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 13, 2009

AMERICAN OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,269,725	$2,388,219
Short-term investments	5,450,000	18,302,900
Accounts receivable	1,186,749	566,789
Prepaid expenses	133,360	149,440
Current deferred tax assets (net of valuation allowance, Note 7)	—	347,658

Total current assets	30,039,834	21,755,006

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $31,837,965 at 12/31/08 and $40,937,747 at 12/31/07)	40,456,632	56,987,732
Other property and equipment	366,354	338,614

Total property and equipment	40,822,986	57,326,346
Less accumulated depreciation, depletion and amortization	(4,980,578)	(3,694,805)

Net property and equipment	35,842,408	53,631,541

INTANGIBLE AND OTHER ASSETS
Goodwill	—	11,670,468
Other intangible asset	240,000	420,000
Drilling prepayments	—	542,876
Equipment inventory for use on new wells	1,236,591	40,904
Deferred income tax assets (net of valuation allowance, Note 7)	—	—
Other assets	30,385	30,385

	$67,389,218	$88,091,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,286,618	$1,568,806
Income taxes payable	104,000	—
Preferred dividends payable	—	261,648

Total current liabilities	4,390,618	1,830,454

LONG-TERM LIABILITIES
Asset retirement obligations	430,686	323,369
Deferred income taxes	—	1,060,003

Total long-term liabilities	430,686	1,383,372

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Series AA preferred stock, $.001 par value, authorized 400,000 shares; issued and outstanding: None at 12/31/08 and 138,000 shares at 12/31/07; redemption value of $7,713,648 at 12/31/07	—	138
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding shares: 47,875,899 at 12/31/08 and 46,434,063 at 12/31/07	47,876	46,434
Additional paid-in capital	91,275,557	89,426,687
Accumulated deficit	(28,755,519)	(4,595,905)
Accumulated other comprehensive income	—	—

Total equity	62,567,914	84,877,354

	$67,389,218	$88,091,180

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
REVENUES
Oil and gas sales	$2,894,589	$1,956,508	$2,256,839
Service fee and other revenues	—	12,000	1,530,000

Total revenues	2,894,589	1,968,508	3,786,839

OPERATING EXPENSES
Lease operating and gas processing	1,278,668	646,000	290,803
General and administrative	4,372,202	4,307,997	4,009,019
Depletion, depreciation and amortization	1,465,772	1,267,042	1,153,233
Accretion of asset retirement obligation	32,936	23,767	11,213
Impairments of oil and gas properties	24,310,000	—	4,360,000
Impairment of goodwill	11,670,468	—	—

Total operating expenses	43,130,046	6,244,806	9,824,268

GAIN ON SALE OF OIL & GAS PROPERTIES	16,500,000	—	7,159,470

INCOME (LOSS) FROM OPERATIONS	(23,735,457)	(4,276,298)	1,122,041

OTHER INCOME (LOSS)
Investment income	511,599	1,020,712	392,930
Impairment of securities investment	(300,000)	(952,100)	—
Loss on sale of securities	(369,172)	(14,518)	—
Interest expense	(107,047)	(6,162)	—

Total other income (loss)	(264,620)	47,932	392,930

INCOME (LOSS) BEFORE INCOME TAXES	(24,000,077)	(4,228,366)	1,514,971

Income tax expense —current	244,000	—	—
Income tax expense (reduction) —deferred	(712,345)	(1,484,984)	303,748

Income tax provision (reduction)	(468,345)	(1,484,984)	303,748

NET INCOME (LOSS)	(23,531,732)	(2,743,382)	1,211,223
Less dividends on preferred stock	(327,882)	(602,530)	(1,080,000)
Less deemed dividends on warrant extensions	(300,000)	(450,000)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,159,614)	$(3,795,912)	$131,223

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.51)	$(0.09)	$0.00
Diluted	$(0.51)	$(0.09)	$0.00

Weighted average common shares outstanding:
Basic	47,104,025	44,383,861	37,428,506
Diluted	47,104,025	44,383,861	38,142,011
The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23,531,732)	$(2,743,382)	$1,211,223
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on sales of oil and gas properties	(16,500,000)	—	(7,159,470)
Impairments of oil and gas properties	24,310,000	—	4,360,000
Impairment of goodwill	11,670,468	—	—
Service fee received in the form of a convertible note	—	—	(1,530,000)
Depletion, depreciation and amortization	1,465,772	1,267,042	1,153,233
Accretion of asset retirement obligation	32,936	23,767	11,213
Deferred income taxes	(712,345)	(1,484,984)	303,748
Share-based compensation	904,006	1,091,677	1,522,219
Unrealized loss on investment in securities	300,000	952,100	—
Net loss on sales of securities	369,172	14,518	—
Changes in current assets and current liabilities:
Decrease (increase) in accounts receivable	(164,227)	(230,601)	1,145,355
Decrease (increase) in inventory held as a current asset	40,904	—	—
Decrease (increase) in advances and prepaid expenses	16,080	252,847	(245,812)
Increase (decrease) in accounts payable and accrued liabilities	164,991	(314,090)	596,935

Net cash provided (used) by operating activities	(1,633,975)	(1,171,106)	1,368,644

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from sales of oil and gas properties	31,695,279	777,461	16,066,563
Cash purchases of short-term investments in securities	—	(28,750,000)	—
Cash proceeds from redemption of short-term investments	11,500,000	—	—
Cash proceeds from sale of short-term investments	683,728	12,360,482	—
Cash paid for oil and gas properties	(20,612,267)	(15,841,067)	(15,913,075)
Cash paid for office equipment and software	(27,740)	(43,129)	(229,178)
Cash paid for equipment inventory	(780,157)	—	—
Drilling prepayments and other long-term assets	—	(330,203)	(10,000)

Net cash provided (used) by investing activities	22,458,843	(31,826,456)	(85,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	10,925,900	—	—
Repayment of short-term borrowings	(10,925,900)	—	—
Proceeds from sale of common stock	—	28,506,602	—
Cash paid for stock offering and issuance costs	—	(1,956,465)	(2,283)
Proceeds from warrant exercise	56,638	705,025	55,508
Proceeds from employee stock option exercise	—	642,145	24,800
Proceeds from stock option exercises by a consultant	—	—	104,673

Net cash provided by financing activities	56,638	27,897,307	182,698

NET INCREASE (DECREASE) IN CASH	20,881,506	(5,100,255)	1,465,652
CASH, BEGINNING OF YEAR	2,388,219	7,488,474	6,022,822

CASH, END OF YEAR	$23,269,725	$2,388,219	$7,488,474

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

					Additional	Comprehensive Income
	Preferred	Stock	Common	Stock	Paid-in	Accumulated	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Other Income	Equity
December 31, 2005 Balances	250,000	$250	36,476,202	$36,476	$43,225,408	$(931,216)	—	$42,330,918
Accrued dividends, Series AA Pref.						(1,080,000)		(1,080,000)
Series AA preferred stock dividends paid in common stock			239,493	240	1,079,760			1,080,000
Shares issued for oil and gas properties			2,050,000	2,050	13,074,667			13,076,717
Shares to new employees			20,000	20	96,280			96,300
Stock option exercised by employee			10,000	10	24,790			24,800
Stock options exercised by consultant			32,010	32	104,641			104,673
Warrants exercised			46,004	46	55,462			55,508
Shares issued for consulting services			26,405	26	123,285			123,311
Deferred stock-based compensation			27,000	27	(27)			—
Deferred compensation recognized					71,820			71,820
Stock option compensation expense					1,230,788			1,230,788
Warrant issued for properties					88,000			88,000
Comprehensive income:
Net income						1,211,223
Unrealized gain on short-term investment, net of $2,172,785 tax							3,673,615
Total comprehensive income								4,884,838

December 31, 2006 Balances	250,000	$250	38,927,114	$38,927	$59,174,874	$(799,993)	$3,673,615	$62,087,673
Conversion of preferred to common	(112,000)	(112)	1,008,000	1,008	(896)			—
Accrued dividends, Series AA Pref.						(602,530)		(602,530)
Series AA preferred stock dividends paid in common stock			131,155	131	820,093			820,224
Sale of stock at $4.75/share for cash			6,001,390	6,001	28,500,601			28,506,602
Cash paid for stock offering costs					(1,956,465)			(1,956,465)
Exercise of employee stock options			134,300	134	642,011			642,145
Exercise of warrants			117,504	118	704,907			705,025
Deemed dividends on warrant extensions					450,000	(450,000)		—
Share-based compensation:
Stock option expense					914,301			914,301
Deferred stock-based compensation			109,600	110	(110)			—
Accrued stock-based compensation					148,176			148,176
Common stock granted & issued			5,000	5	29,195			29,200
Comprehensive income (loss):
Net loss						(2,743,382)
Decline in unrealized gain on short-term investment, net of tax							(3,673,615)
Total comprehensive loss								(6,416,997)

December 31, 2007 Balances	138,000	$138	46,434,063	$46,434	$89,426,687	$(4,595,905)	$—	$84,877,354
Conversion of preferred to common	(138,000)	$(138)	1,242,000	1,242	(1,104)			—
Accrued dividends, Series AA Pref.						(327,882)		(327,882)
Series AA preferred stock dividends paid in common stock			130,986	131	589,399			589,530
Exercise of warrants			64,850	65	56,573			56,638
Deemed dividends on warrant extensions					300,000	(300,000)		—
Share-based compensation:
Stock option expense					735,286			735,286
Accrued stock-based compensation					151,000			151,000
Common stock granted and issued			4,000	4	17,716			17,720
Comprehensive income (loss):
Net loss						(23,531,732)		(23,531,732)

December 31, 2008 Balances	—	$—	47,875,899	$47,876	$91,275,557	$(28,755,519)	$—	$62,567,914

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
American Oil & Gas, Inc. is an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas reserves and production in the western United States. In these Notes, the terms “Company”, “American”, “we”, “us”, “our” and terms of similar import refer to American Oil & Gas, Inc.
Our operations are currently focused primarily in Wyoming and North Dakota. We own a wholly-owned subsidiary, Tower American Corporation, for conducting our oil and gas exploration and production operations in Colorado. We do not anticipate operating outside the United States. The Company’s resources and assets are reported as one operating segment. Our fiscal year end is December 31.
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
BASIS OF PRESENTATION
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the SEC and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts. Note 2 describes our significant accounting policies. Our management believes the major estimates and assumptions impacting our financial statements are the following:
•	estimates of proven (i.e., reasonably certain) oil and gas reserve quantities, which affect the calculations of amortization and impairment of capitalized costs of oil and gas properties;
•	estimates of the fair value of oil and gas properties we own, particularly properties that we have not yet explored, or fully explored, by drilling and completing wells;
•	estimates of the fair value of stock options at date of grant;
•	estimates as to the future realization of deferred income tax assets; and
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, we consider cash equivalents to be all highly liquid investments with a maturity of three months or less at the time of purchase. The Company typically has cash in banks in excess of federally insured amounts.
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
ACCOUNTS RECEIVABLE AND CREDIT POLICIES — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2008 and 2007, management had determined no allowance for uncollectible receivables was necessary.
Accounts receivable of $1,186,749 at December 31, 2008 consisted of $496,152 from sales of oil and gas, $497,493 from joint interest billings to other oil and gas companies who participate with us in acquiring and exploration of oil and gas leases and $193,104 other receivables. Accounts receivable of $566,789 at December 31, 2007 consisted of $291,773 from sales of oil and gas, $229,100 from joint interest billings to other oil and gas companies who participate with us in acquiring and exploration of oil and gas leases and $45,916 in accrued income from short-term investments.
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
The following table reflects the change in ARO for the years ended December 31, 2008 and 2007:

	2008	2007
Asset retirement obligation beginning of year	$323,369	$235,268
Liabilities incurred	101,638	162,733
Liabilities settled	(51,996)	(22,898)
Accretion	32,936	23,767
Revisions in estimated liabilities	24,739	(75,501)

Asset retirement obligation end of year	$430,686	$323,369

Current portion of obligation end of year	$—	$—

OIL AND GAS PROPERTIES — We use the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs directly associated with property acquisition, exploration and development (including costs of unsuccessful exploration) are capitalized within cost centers or cost “pools”, generally by country. At December 31, 2008 and 2007, all of the Company’s oil and gas properties and operations were located in one cost center, the United States. Internal costs that are capitalized, such as land department salaries, are limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.
Under the full cost method, no gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves of the cost center. Measuring the significance of the alteration often requires calculating the gain or loss by allocating a portion of the cost center’s total capitalized costs to the properties sold based on either (1) the proportion of the fair value of the properties sold to the total fair values (at approximately the time of sale) of the cost center’s properties immediately preceding the sale or (2) the proportion of proved reserves of the properties sold to the total proved reserves (at approximately the time of sale) of the cost center’s properties immediately preceding the sale. The first cost allocation method is required if there are substantial economic differences between the properties sold and the properties retained. If not, the second cost allocation method is required.
Capitalized costs of oil and gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by country using the unit-of-production method based upon estimated proved oil and gas reserves. For amortization purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Amortizable costs include estimates of future development costs of proved undeveloped reserves. The costs of properties not yet evaluated are not amortized until evaluation of the property. We make such evaluations for a well and associated lease rights when it is determined whether or not the well has proved oil and gas reserves. Other unevaluated properties are evaluated for impairment as of the end of each calendar quarter based upon various factors at the time, including drilling plans, drilling activity, management’s estimated fair values of lease rights by project, and remaining lives of leases. Capitalized land department costs directly relating to lease acquisitions and maintenance of lease records for our thousands of leases are evaluated for impairment by reclassifying over twelve calendar quarters and by limiting the unevaluated capitalized land department costs to no more than 15% of other unevaluated costs. Capitalized land department costs are initially capitalized 1/12th to evaluated costs and 11/12ths to unevaluated costs, with reclassification to evaluated costs being made evenly over the subsequent eleven calendar quarters.
Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed a ‘ceiling’ amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision. The present value of estimated future net cash flows is computed by applying period-end oil and gas prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures (at period-end rates) to be incurred in developing and producing the proved reserves and assuming continuation of economic conditions existing at period-end. SEC guidance allows the ceiling to be increased for subsequent events occurring reasonably before the filing date of the affected financial statements and indicative that capitalized costs were not impaired at period-end. Such subsequent events are increased oil and gas prices and the proving up of additional reserves on properties owned at period-end. The present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet (following SEC Staff Accounting Bulletin No. 106).
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

BUSINESS COMBINATIONS — We account for business combinations in accordance with SFAS 141, Business Combinations, whereby combinations of companies not previously under common control are regarded as a purchase by the acquiring or surviving company. The purchase is recorded at fair value with the purchase price allocated to the acquired company’s assets and liabilities at their estimated fair values. Goodwill is recognized to the extent the acquired company’s fair value exceeds the net fair value of its assets and liabilities, including intangible assets with limited life. We recognized goodwill in our 2005 acquisition of Tower Colombia Corporation.
GOODWILL — We account for goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires an annual impairment assessment. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The impairment assessment requires us to make estimates regarding the fair value of the reporting unit to which goodwill is assigned. If the fair value of the reporting unit exceeds its carrying value (including the carrying value of its assigned goodwill), then under SFAS 142 no impairment of goodwill exists. At December 31, 2008, goodwill was fully impaired, as discussed in Note 6.
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
REVENUE RECOGNITION AND GAS BALANCING — We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2008 and 2007, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.
Major Customers: During 2008, we had three major customers: DCP Midstream LLC, Wyoming Refining Company and Shell Trading (US) Company, accounting for 63% of oil and gas sales. During 2007, we had four major customers: DCP Midstream LLC, Wyoming Refining Company, Shell Trading (US) Company and Nexen Marketing U.S.A., Inc., accounting for approximately 81% of oil and gas sales in 2007. Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.
NET INCOME (LOSS) PER SHARE — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
CONCENTRATION OF CREDIT RISK — Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. We maintain substantially all cash assets at one financial institution. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only in large high quality financial institutions. We believe that credit risk associated with cash is remote. The Company is exposed to credit risk in the event of nonpayment by counter parties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counter parties is subject to continuing review.
SHARE-BASED COMPENSATION — Effective January 1, 2006, we adopted SFAS 123 (R), Share-Based Payment, on a modified prospective basis. SFAS 123(R) requires publicly-held companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation to employees, consistent with the rules under SFAS 123 for options to non-employees.
OFF BALANCE SHEET ARRANGEMENTS — We have no significant off balance sheet arrangements.

PRINCIPLES OF CONSOLIDATION — Our consolidated financial statements include the accounts of our wholly-owned subsidiary Tower American Corporation. All significant intercompany accounts and intercompany balances have been eliminated.
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
RECLASSIFICATION — Certain amounts in the 2006 and 2007 consolidated financial statements have been reclassified to conform to the 2008 financial statement presentation. Such reclassifications have had no effect on net income (loss).
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2, which amend SFAS 157. FSP 157-1 amends SFAS 157 to exclude certain lease transactions accounted for under other accounting pronouncements. FSP 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 effective January 1, 2008 except the effective date is January 1, 2009 for certain nonfinancial assets and liabilities as provided in FSP 157-2. Management does not expect the adoption to have a material effect on our financial statements.
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
In December 2007 the FASB issued SFAS 141(Revised 2007), Business Combinations, which significantly changes the financial accounting and reporting of many business combination transactions, with an emphasis on valuing at fair value as of the acquisition date the related acquired assets and liabilities and any non-controlling interests of the acquired business. We are required to adopt SFAS 141(R) on January 1, 2009, and it would apply prospectively, i.e., to any acquisitions we make on or after that date. The adoption’s impact on our consolidated financial statements will be largely dependent on the nature of any business combinations completed after the adoption.
In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133, which requires disclosures of objectives for using derivative instruments. The statement is effective for us beginning January 1, 2009, but we do not expect SFAS 161 will have a material impact on our financial statements.
On December 31, 2008, the SEC published changes to its rules and interpretations with regards to disclosures by oil and gas exploration companies, effective for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. Key changes include changes to the oil and gas prices used to estimate proved reserves, permitting the disclosure of probable and possible reserves and the use of new technology for determining reserve classification. We are currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Oil and gas properties, full cost method
Unevaluated costs, not yet subject to amortization	$31,837,965	$40,937,747
Evaluated costs	8,268,815	15,774,514
Asset retirement costs	349,852	275,471

	40,456,632	56,987,732
Furniture, equipment and software	366,354	338,614

	40,822,986	57,326,346
Less accumulated depreciation, depletion and amortization	(4,980,578)	(3,694,805)

Property and equipment	$35,842,408	$53,631,541

Unevaluated Oil and Gas Properties
Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation. The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs
Year Incurred	Incurred
Year ended December 31, 2008	$6,662,088
Year ended December 31, 2007	4,100,451
Year ended December 31, 2006	12,458,843
Year ended December 31, 2005	8,287,001
Prior to 2006	329,582

$31,837,965

Costs associated with unevaluated properties are primarily lease acquisition costs but include $1.9 million of costs for wells-in-progress, which at March 1, 2009 remain unevaluated or were not found to be dry holes. Costs for wells-in-progress were incurred in 2008 except for a Wyoming well substantially drilled in 2007 that was deepened in late 2008 and is being completed in 2009. All costs incurred prior to 2007 related to unproved property acquisition costs and related delay rentals, primarily for our Fetter and Goliath projects. There are no unevaluated costs relating to significant development activities. We anticipate that all of the $1.9 million of costs for wells-in-progress will be reclassified in 2009 as evaluated costs. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest and (iv) quarterly assessments of such costs for impairments.
Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.
Our major projects are Fetter, Goliath, Krejci and Bigfoot. The following table presents the unevaluated capitalized oil and gas properties’ costs and net change for 2008, by major project:

	Capitalized Costs (in millions)			Approximate Acres 12/31/08 (Unaudited)
Project (State)	12/31/07	Net Change	12/31/08	Gross	Lease Net*	Our Net *
Fetter Project, Powder River Basin (WY)	$14.5	0.2	14.7	48,592	44,856	31,995
Goliath Project, Williston Basin (ND)	7.0	0.7	7.7	79,155	63,421	31,665
Bigfoot	0.8	2.5	3.3	174,841	151,353	111,912
Krejci Oil Project, Powder River Basin (WY)	9.1	(6.7)	2.4	126,996	121,937	51,699
Other unevaluated costs	2.7	1.1	3.8	103,799	92,493	31,698
West Douglas (WY), sold in 2008	4.2	(4.2)	0	0	0	0
Douglas Project (WY), sold in 2008	0.9	(.9)	0	0	0	0
Narraguinnep (CO), sold in 2008	1.7	(1.7)	0	0	0	0

Total unevaluated costs and acres	$40.9	(9.0)	31.9	533,383	474,060	258,969

*
Lease net acres represent the proportion of gross surface acreage for which we and our working interest partners have leased the underlying mineral rights for exploration and production. Our net acres’ amount is the product of the lease net acres times our average effective working interest percentage.

The 2008 $0.2 million increase in unevaluated costs in our Fetter project reflects $2.2 million of additions net of $2.0 million reclassified as evaluated costs (including $1.5 million relating to a small western portion of Fetter sold with West Douglas and Douglas acreage). We estimate that the remaining $14.7 million will be reclassified as evaluated costs as additional wells are drilled within the Fetter Project. The $14.7 million equates to a cost per net leased acre that is substantially below the value received for the far western portion sold in October.
The 2008 $0.7 million increase in unevaluated costs in our Goliath project relates to additional lease acquisition costs. The 2008 $2.5 million increase for the Bigfoot project was for acquisition of additional leases with minor costs to prepare for the drilling of several shallow gas wells in 2009. The 2008 $6.7 million decrease for the Krejci oil project were costs reclassified as evaluated costs, largely relating to three wells completed and tested in 2008. The 2008 $1.1 million increase in unevaluated costs for Other projects is for our costs in two Wyoming wells in which we hold minority working interests. Those two wells are unevaluated as of March 1, 2009.
In 2008, we capitalized to the full cost center, $96,000 as our internal geologist’s costs directly associated with acquired properties and $420,000 of internal land department costs directly associated with property acquisition, exploration (including lease record maintenance) and development. Capitalized land department costs are initially capitalized 1/12th to evaluated costs and 11/12th to unevaluated costs, with reclassification to evaluated made evenly over the subsequent eleven calendar quarters. In 2007 and 2006, capitalization of internal costs was insignificant.
Sales of Oil & Gas Properties
In October 2008, we sold for $26.4 million cash approximately 35,100 net acres of non-core unproved acreage and other unproved property, consisting of all our interests in a twelve township block that included our West Douglas project, the western edge of our Fetter project and other Douglas acreage not in the Fetter or West Douglas projects. Under the full cost accounting method, we recognized a $16,500,000 gain on the sale, by allocating cost to the properties sold based on their relative total fair value to the estimated fair value of the full cost pool immediately preceding the sale.
Under the full cost accounting method, gain on property sales is not recognized unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves of the cost center. Non-recognition of the $16.5 million gain would have reduced the amortization base to zero, significantly altering the relationship, whereby non-recognition was not allowed under full cost accounting. Since the properties sold had no proved reserves, and a significant portion of retained properties did, then under the full cost accounting method, the sale’s gain was based on allocating a portion of the US cost center’s capitalized costs to the properties sold based on the relative total fair value of the properties sold to the estimated total fair value of the US cost center’s properties immediately preceding the sale.
In September 2008, we sold for $5.3 million cash our interests in the Narraguinnep project in Colorado and credited the gain to the full cost pool since non-recognition of the gain did not significantly alter the relationship between capitalized costs and proved oil and gas reserves, with consideration that after impairment recognition, the capitalized costs at September 30, 2008 would be the same whether the gain was recognized or not.

Property Acquisition, Exploration and Development Costs
Information relating to the Company’s costs incurred in its oil and gas operations during the year ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Property acquisition costs, unproved properties	$6,275,102	$4,395,467	$19,887,879
Property acquisition costs, proved properties	—	—	163,569
Exploration costs	13,563,077	11,364,497	9,285,354
Asset retirement costs	74,381	73,516	86,649
Development costs	3,042,469	—	691,626

	$22,955,029	$15,833,480	$30,115,077

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
Impairment of Oil and Gas Properties
We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling” as described in Note 2. Due to significant declines in oil and gas prices in the second half of 2008, along with unsuccessful exploration in the same six months, we recognized at September 30, 2008 and December 31, 2008 a total of $24,310,000 ($15.4 million, net of an $8.9 million increase in net deferred tax assets) in impairments of oil and gas properties. Other transactions, along with valuation allowances, reduced net deferred tax assets at December 31, 2008 to zero as further discussed in Note 7.
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
Amortization Rate
Amortization of oil and gas property is calculated quarterly based on the quarter’s production in barrels of oil equivalent (“boe”) times an amortization rate. The amortization rate is an amortization base divided by the boe sum of proved reserves at the end of the quarter and production during the quarter. The amortization base consists of (i) the capitalized evaluated oil and gas costs at the end of the quarter before recording any impairment at quarter’s end, plus (ii) estimated future development costs for the proved reserves, less (iv) accumulated amortization at the beginning of the quarter. For 2008, 2007 and 2006, the annual average amortization rates were $25.17, $25.21, and $22.01, respectively, per boe. After impairment recognition, the amortization rate at December 31, 2008 was $10.94 per boe of proved reserves.

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Amortization of costs for evaluated oil and gas properties	$1,210,000	$1,021,817	$937,821
Depreciation of office equipment, furniture and software	75,772	65,225	35,412
Amortization of Other Intangible Asset (Note 6)	180,000	180,000	180,000

Total DD&A expense	$1,465,772	$1,267,042	$1,153,233

The $1,210,000 amortization in 2008 reflects a reclassification of $840,000 from amortization expense (as reported at September 30, 2008) to property impairment expense, consistent with classification and computations in 2007 where quarterly amortization was computed after quarterly property impairment.
NOTE 4 — SHORT-TERM INVESTMENTS
Our short-term investments at December 31, 2008 were comprised of Auction Rate Preferred Shares (“ARPS”) and at December 31, 2007, were comprised of ARPS and unregistered shares of PetroHunter common stock.:

	As of December 31,
	2008	2007
ARPS at fair value	$5,450,000	$17,325,000
PetroHunter common stock (at fair value)	—	977,900

Total, short-term investments	$5,450,000	$18,302,900

At December 31, 2007, we owned 693 shares of Auction Rate Preferred stock ($17,325,000 total par value) in several closed-end taxable mutual funds. At that time, the ARPS could be readily sold at par value at auctions occurring every seven to twenty-eight days. Starting in mid February of 2008, the auctions failed, and ARPS are liquidated by either (a) redemption at par value at the option of the issuing fund, (b) purchase at par value by the broker, usually in a settlement with government agencies, or (c) sale in a secondary market at a discount to par value. During 2008, we acquired no additional ARPS, and we sold at our carrying cost (which was par value) $75,000 of ARPS and had redeemed $11,500,000 of ARPS at par value. We had no gain or loss on the sales or redemptions in 2008.
At December 31, 2008, our remaining ARPS had a total par value of $5,750,000, and are classified as available-for-sale under SFAS 115, whereby temporary unrealized gains and losses are recorded in accumulated other comprehensive income. Unrealized losses expected to be permanent are reflected in the consolidated statement of operations. Company management estimated the ARPS to have a fair value at December 31, 2008 of $5,450,000 and viewed the $300,000 loss as permanent, recognizing the loss in the consolidated statement of operations, based on management’s expectation that it would liquidate all of its ARPS before the end of 2009, with a significant portion being redeemed at par value and the remainder sold at a discount approximating the $300,000 loss.
The ARPS have a Triple-A credit rating and, under Federal law, must be redeemed by the fund to the extent the fund’s net assets have at the end of any month a fair value of less than 200% of the par value of the ARPS. For example, if a fund has net assets with a fair value of $192 million and ARPS with a $100 million par value, the fund could sell $10 million of asset to redeem $10 million of its ARPS so as to have $182 million of assets and $90 million of ARPS, restoring the asset coverage ratio to more than 200% of ARPS par value.
Management’s estimate of the ARPS’ fair value at December 31, 2008 considered several factors, particularly as to the likelihood and timing of future liquidity of such ARPS at par value. Such factors include the following:
•
Filings in 2008 by four Calamos closed-end funds (in which we hold $2,325,000 of ARPS) requesting the SEC to grant exemptive relief to allow the funds to use debt to redeem all remaining outstanding ARPS, particularly the amended filing of December 18, 2008 citing the October 23, 2008 SEC order granting exemptive relief in response to a very similar request by Eaton Vance closed-end funds,

•	Various other public statements in 2008 by Calamos management showing a goal and desire to provide remaining ARPS holders liquidity at par value as soon as possible,
•	Pre 12/31/08 announcements of the January 2, 2009 redemptions at par value of $175,000 of ARPS we held in funds other than the Calamos funds,
•	A third-party appraisal as to the December 15, 2008 fair value of approximately $3 million of the non-Calamos ARPS we held on December 15, 2008,
•	The Calamos amended filing of January 14, 2009, the February 10, 2009 SEC order granting the requested exemptive relief, and the February 13, 2009 Calamos statement regarding the SEC order, and
•
February 3 and 6, 2009 letters from the Securities Industry and Financial Markets Association (calling for federal assistance to allow ARPS, such as those we hold, to be liquidated at par value as soon as possible) sent to Federal Reserve Chairman Bernanke, to Treasury Secretary Geithner and to the Chairman of the US House of Representatives Committee on Financial Services.

At December 31, 2007, we owned 4,445,000 shares of PetroHunter common stock carried at a fair value of $977,900 ($0.22 per share). We sold those shares during the three-month period ended May 30, 2008 for a net realized loss of $369,172 before any related income tax benefit. We had no other gain or loss from sale of short-term investments in 2008.
Our $14,518 loss on sale of securities for the year ended December 31, 2007 related entirely to the sale of 1,900,000 shares of PetroHunter stock having a cost basis of $0.50 per share. In June 2007, we sold 1,400,000 shares for $808,059, realizing a gain of $108,059. We sold 500,000 shares in October 2007 for $127,423, realizing a loss of $122,577. During 2007, we sold at par value at no gain or loss $11,425,000 of auction rate preferred shares. During 2006, we had no sales of short-term investments.
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
At December 31, 2007, our financial assets measured at fair value consisted of $18,302,900 of short-term investments discussed in Note 4. Their fair values were based on Level 1 inputs. We had no financial liabilities at December 31, 2008, 2007 and 2006 carried at fair value. At December 31, 2008, our financial assets measured at fair value were as follows:

	Total at
	December 31,	Level 1	Level 2	Level 3
	2008	Inputs	inputs	inputs
Financial Assets:
Short-term investments available for sale:
Auction Rate Preferred Shares (See Note 4)	$5,450,000	$—	$—	$5,450,000
The following table reflects the activity for financial assets measured at fair value using Level 3 inputs:

	2008	2007	2006
Beginning balance	$—	$—	$—
Transfers in (out) of Level 3	5,750,000	—	—
Net purchases (sales)	—	—	—
Net decrease in value	300,000	—	—

Ending balance	$5,450,000	$—	$—

The key Level 3 inputs as to the fair value of our ARPS at December 31, 2008 were as follows:
•	Recognition that the ARPS we own pay dividends every 7 or 28 days at variable short-term rates that approximate 150% of 30-day LIBOR US rates,

•	The assumption that the $2,325,000 of Calamos ARPS we owned would be redeemed at par value sometime in 2009 whereby their estimated fair value at December 31, 2009, was their $2,325,000 par value,

•	The redemption of $125,000 of ARPS on January 2, 2009 at par value,

•
The other ARPS ($3,300,000 par value) we owned at December 31, 2008 could be redeemed or sold at par value by 2011, and the expected future dividend rates (most set a premium or multiple of 30-day LIBOR or 30-day commercial paper) would increase from 1.28% at December 31, 2008 to approximately 3% to 4% on average prior to liquidity at par value, whereby their fair value at December 31, 2008 would approximate 90% of par value due to the expected inability to liquidate the ARPS at par value until 2011, offset in part by the dividend yield varying at a premium to benchmark rates of short-term instruments.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSET
In 2005 we recorded $11,670,468 of goodwill in the acquisition, by merger, of Tower Colombia Corporation (“TCC”). At December 31, 2008, we recognized an $11,670,468 full and permanent impairment of the goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets. The goodwill was not an asset for income tax reporting, and its impairment did not reduce income taxes or increase deferred tax assets.
SFAS 142 requires an annual impairment assessment. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The impairment assessment requires us to make estimates regarding the fair value of the reporting unit to which goodwill is assigned. If the fair value of the reporting unit exceeds its carrying value (including the carrying value of its assigned goodwill), then under SFAS 142 no impairment of goodwill exists. We have only one business segment, oil and gas exploration and production. Within that segment we have only one reporting unit. Accordingly, the fair value of our one reporting unit generally approximates the fair value of our company’s stock. In 2005, 2006, and 2007 and in 2008 through September 30, 2008, the fair value of the Company’s outstanding preferred and common stock substantially exceeded the carrying value (i.e., book value) of stockholders’ equity for the Company, and no impairment of recorded goodwill existed prior to the three-month period ended December 31, 2008 under the accounting rules of SFAS 142. As of December 31, 2008, the fair value of the Company’s outstanding stock was substantially below the book value of stockholders’ equity, and further analysis indicated that goodwill was fully impaired whereby we recognized at December 31, 2008 a permanent impairment charge for the entire $11,670,468 of goodwill.
In the aforementioned 2005 merger, we recognized a $900,000 other intangible asset. It relates to non-compete provisions and performance-based compensation terms reflected in five-year employment agreements with TCC’s three owners, who continue to serve as officers of American. The $900,000 asset is amortized over five years, beginning in April 2005, on a straight-line basis, equating to a $15,000 monthly amortization expense.
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

Income tax expenses and effective income tax rates for the years ended December 31 consist of the following:

	2008	2007	2006
Current taxes	$244,000	$—	$—
Deferred taxes	(5,464,653)	(1,484,984)	303,748
Valuation allowance	4,752,308	—	—

Income tax expense (reduction)	$(468,345)	$(1,484,984)	$303,748

Income (loss) before income taxes	$(24,000,077)	$(4,228,366)	$1,514,971
Effective income tax rate	2.0%	35.1%	20.0%
The effective income tax rate for the years ended December 31 differs from the U.S. Federal statutory income tax rate as follows:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	1.6%	1.5%	3.1%
Permanent differences:
Goodwill impairment	(17.8%)	—	—
Compensation using qualified stock options	(0.5%)	(3.3%)
Excess percentage depletion	2.0%	1.5%	(22.0%)
Change in valuation allowance	(19.8%)	—	—
Change in average state tax rate	0.0%	0.3%	(3.8%)
Other	1.5%	0.1%	7.7%

Effective income tax rate	2.0%	35.1%	20.0%

The components of the deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007	2006
Current deferred tax asset (liability):
Unrealized gain (loss) on short-term investments	$109,749	$347,658	$(2,172,785)
Less asset valuation allowance	(109,749)	—	—

Current deferred tax asset (liability)	$—	$347,658	$(2,172,785)

Long-term deferred tax assets (liabilities):
Deferred tax assets:
Oil & gas property costs’ tax basis in excess of basis for financial reporting	$4,073,868	$—	$—
Oil and gas property amortization	51,373	454,771	753,000
Federal and state net operating loss carryovers	171,696	5,731,713	1,219,868
Compensation using non-qualified stock options and stock grants	364,887	341,452	118,369
Other	—	—	88,080

	4,661,824	6,527,936	2,179,317
Less: valuation allowance	(4,642,559)	—	—

Long-term deferred tax asset	$19,265	$6,527,936	$2,179,317

Deferred tax liabilities:
Oil and gas property costs’ carrying value for financial reporting in excess of tax basis	$—	$(7,572,033)	$(4,376,646)
Other	(19,265)	(15,906)	—

Total long-term deferred tax liabilities	(19,265)	(7,587,939)	(4,376,646)

Long-term deferred tax asset	19,265	6,527,936	2,179,317

Net long-term deferred tax asset (liability)	$—	$(1,060,003)	$(2,197,329)

At December 31, 2008, our oil and gas properties’ aggregate tax basis exceeded carrying value for financial reporting purposes (exclusive of accumulated depreciation, depletion and amortization) by approximately $11 million, resulting in a deferred tax asset of approximately $4.75 million. Tax basis can vary from financial reporting carrying value for many reasons, e.g., (a) tax law requires (and in some cases allows) capitalization of certain well costs that are expensed as impairments under full cost accounting, (b) tax law allows the immediate expensing of intangible well costs that are capitalized for financial reporting under full cost accounting and (c) financial reporting carrying value may reflect reductions for gains on property sales that are not recognized for financial reporting but are recognized for income tax reporting. Under full cost accounting, we recognized $16.5 million of gain on property sales in 2008, but we had $26.5 million in taxable gain for those same property sales.
The $171,696 deferred tax asset at December 31, 2008 relates to state net operating loss carryforwards. We currently expect to fully deduct in 2008 our $15.3 million of federal income tax net operating loss carryforwards and to deduct in 2008 approximately $1.3 million of excess percentage depletion (including $1 million carried forward from 2007). To do so, we plan to file our 2008 federal income tax return reflecting the allowed option to capitalize approximately $11.5 million of 2008 intangible drilling and completion costs. Due to the federal Alternative Minimum Tax and to tax law limitations on using net operating loss carryforwards and percentage depletion carryforwards, $10 million of such carryforwards can be less valuable than $10 million of future amortization of capitalized intangible costs.
For federal income tax purposes, exploration and production companies usually deduct when incurred all intangible costs of drilling and completing wells. However, such companies are allowed the annual option of capitalizing portions of such costs and amortizing the capitalized costs over sixty months or over oil and gas reserves. We anticipate that amortization of the $11.5 million of capitalized intangible costs will not significantly reduce future percentage depletion, which current tax law generally limits to the respective producing property’s income net of the amortization. We anticipate that any changes in the next few years in federal income tax law with regards to percentage depletion are likely to reduce the tax benefits of future percentage depletion.
We expect to file our 2008 federal income tax return in September 2009. At that time, we will have more information to consider as to the possible effects in 2009 and later years of capitalizing particular wells’ intangible costs in 2008, and we may choose to file the return with significantly less capitalization of 2008 intangible drilling costs, resulting in significantly greater net operating loss carryforward and percentage depletion carryforward at December 31, 2008. If we were to file the return with no capitalization of 2008 intangible drilling costs, we estimate that our income tax payments for 2008 would decrease by approximately $190,000 and our deferred tax assets before valuation allowance would decrease by approximately $450,000 and our percentage depletion carryforward at December 31, 2008 would increase by $1.3 million (equivalent to approximately $500,000 in potential tax benefits).
At December 31, 2008, we recognized valuation allowances reducing the carrying value of net deferred tax assets to zero. SFAS 109 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In consideration of many factors, primarily the current depressed U.S. and world economies, the recent significant declines in oil and gas prices, the existing tax law allowing us future tax deductions in excess of actual costs (i.e., excess percentage depletion) and the inherent uncertainties of exploring for oil and gas, we recognized the valuation allowances. As circumstances change in the future, we may reduce deferred tax asset valuation allowances.
We file annual US federal income tax returns and have filed annual income tax returns for the states of Colorado, Montana, North Dakota and Utah. We primarily do business in Wyoming, but Wyoming does not impose corporate income taxes. We believe we are no longer subject to income tax examinations by tax authorities for years before 2004 for Colorado and for 2005 for all other returns. Income taxing authorities have conducted no formal examinations of our past federal and state income tax returns and supporting records, with the exception of the Utah State Tax Commission, which informed us on March 2, 2009 of its initiating examinations of our franchise tax returns for 2005, 2006 and 2007. We expect the Utah examination will result in little or no payments of penalties, interest and additional taxes.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). We found no significant uncertain tax positions as of any date in 2007 or in 2008.
Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and to recognize tax penalties in operating expense. However, given our substantial net operating loss carryforwards at the federal and state levels at December 31, 2007, we do not anticipate any significant interest expense or penalties charged for any examining agents’ tax adjustments of returns prior to 2008 since such adjustments would very likely simply reduce our net operating loss carryforwards.
NOTE 8 — SUPPLEMENTAL INFORMATION TO THE STATEMENTS OF CASH FLOWS

	2008	2007	2006
Supplemental Schedule of Cash Flow Information
Cash paid for interest expense	$107,047	$6,162	$—
Cash paid for income taxes incurred	$140,000	$—	$—

Supplemental Disclosures of Non-Cash Activities
Conversion of preferred stock into common stock	$7,452,000	$6,048,000	$770,500
Share-based compensation expense	$904,006	$1,091,677	$1,522,219
Preferred stock dividends paid in common stock	$589,530	$820,224	$1,080,000
Net increase in payables for capital expenditures	$2,200,387	134,807	—
Net drilling prepayments applied to incurred drilling costs	$542,876	—	410,427
Common stock issued to acquire oil and gas properties	$—	$—	$13,079,000
Service fee received in the form of a convertible note	$—	$—	$1,530,000
Oil and gas properties sold in exchange for a convertible note	$—	$—	$1,080,000
Notes converted into PetroHunter common stock	$—	$—	$2,610,000
Oil and gas interests exchanged for PetroHunter common stock	$—	$270,000	$—
Warrant issued to acquire oil and gas properties	$—	$—	$88,000
NOTE 9 — STOCKHOLDERS’ EQUITY
PREFERRED STOCK
We are authorized to issue up to 24.1 million shares of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance.
Series A Convertible Preferred Stock
The 67,000 shares of Series A Convertible Preferred Stock issued in 2003 automatically converted into 670,000 shares of common stock in January 2005.
Series AA Convertible Preferred Stock
On July 22, 2005, we sold to accredited investors, a total of 250,000 Units for $13,500,000, with each Unit consisting of one share of Series AA Convertible Preferred Stock (“Preferred Stock”). Each share of Preferred Stock was convertible into nine shares of registered common stock for a total of 2,250,000 shares, which was a conversion rate of $6.00 per share. In 2007, 112,000 shares were converted into 1,008,000 shares of common stock. On July 22, 2008, the remaining 138,000 shares of Series AA Convertible Preferred Stock automatically converted into 1,242,000 shares of common stock.

We were obligated to pay an 8% annual dividend on the Preferred Stock, which at our discretion was paid in equivalent shares of common stock.
COMMON STOCK
Our Consolidated Statements of Shareholders’ Equity provides a listing of changes in the common shares outstanding from December 31, 2005 through December 31, 2008.
WARRANTS
In July 2005, in conjunction with the sale of Series AA Convertible Stock, we issued investor warrants to purchase a total of 675,000 shares of registered common stock exercisable at $6.00 per share. The warrants were to expire on January 21 2007 (18 months from the closing date). In 2007, we extended the expiration date of these warrants to June 30, 2008 and recognized deemed dividends based on the fair value of the warrant extensions, using a Black-Scholes valuation model. We also issued in July 2005 placement warrants expiring on July 21, 2008, to purchase 281,250 shares of common stock at an exercise price of $6.00 per share. On June 30, 2008, we extended to June 30, 2009, the expiration dates of both the warrants for 675,000 shares and for 281,250 shares. Using a Black-Scholes valuation model, we estimated the fair value of the June 2008 extensions to be $300,000 and recognized in June 2008 a $300,000 deemed dividend for the warrant extensions
We granted on April 16, 2008, to a third-party company a warrant to be issued after seven months of services by the company. The warrant expires on April 16, 2013, and is for 50,000 shares of our common stock at an exercise price of $7.00 per share. We estimated the warrant’s fair value at April 16, 2008 to be $16,700 using the Black-Scholes valuation model. For the model, we assumed an expected option life of 2.8 years, an annual volatility of 45%, an annual risk-free interest rate of 2%, a 0% dividend yield and a 0% pre-vesting forfeiture rate.
The table below reflects the status of warrants outstanding at December 31, 2008 held by others to acquire our common stock:

	Common	Exercise	Expiration
Issue Date	Shares	Price	Date
April 16, 2008	50,000	$7.00	April 16, 2013
July 22, 2005	835,626	$6.00	September 30, 2009

	885,626

At December 31, 2008 the per-share weighted average exercise price of outstanding warrants was $6.06 per share, and the weighted average remaining contractual life was 11.5 months.
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

STOCK OPTIONS
Under our 2004 Stock Option Plan (the “Plan”), stock options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Options may be granted to key employees and other persons who contribute to our success. We reserved 2,500,000 shares of common stock for issuance under the Plan. At December 31, 2008, 2007 and 2006, options to purchase 2,690 shares, 192,690 shares and 271,990 shares, respectively, were available to be granted pursuant to the 2004 Plan.
At the Company’s Annual Stockholders meeting in August 2006, the stockholders approved the Company’s 2006 Stock Incentive Plan. The 2006 Plan provides for up to 1,500,000 additional shares of common stock that may be issued to employees, directors and other persons who provide services to the Company. Issuance of those shares may be by stock option awards, restricted stock awards or restricted stock unit awards. At December 31, 2008, 2007 and 2006, options to purchase 649,400 shares, 981,400 shares and 1,500,000 shares, respectively, were available to be granted pursuant to the 2006 Plan.
Stock Options as of December 31, 2008
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
Other than the aforementioned North Finn option, outstanding stock options are those granted under the Company’s 2004 Stock Option Plan or the 2006 Stock Incentive Plan. The following table summarizes the status of stock options outstanding under those Plans:

	Number of	Weighted Avg.
	Shares	Exercise Price
Options outstanding — December 31, 2005 (640,009 exercisable)	1,459,010	$2.94
Options granted during 2006	769,000	$4.83
Less options exercised during 2006	(42,010)	$3.27

Options outstanding — December 31, 2006 (985,498 exercisable)	2,186,000	$3.60
Options granted during 2007	699,000	$5.89
Less options forfeited during 2007	(235,700)	$5.03
Less options exercised during 2007	(134,300)	$4.78

Options outstanding — December 31, 2007 (1,359,500 exercisable)	2,515,000	$4.04
Options granted during 2008, excluding 11/5/08 option exchanges	640,000	$3.38
Less options forfeited during 2008	(43,250)	$3.98
Less options expiring during 2008	(74,750)	$5.55
Options terminated in 11/5/2008 option exchanges	(1,768,000)	$4.49
Options granted in 11/5/2008 option exchanges	1,768,000	$2.00

Options outstanding — December 31, 2008 (991,333 exercisable)	3,037,000	$2.42

The weighted-average, grant-date estimated fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 were $0.68, $1.65, and $2.30, respectively, per underlying common share. We estimated the fair values using both the Black-Scholes stock option pricing model and a Modified Binomial model.
On November 5, 2008, our Board of Directors granted for twelve employees who are not members of the Board an exchange (or amendment) of their old stock options with an average exercise price of $4.47 for an equal number of new stock options with an exercise price of $2.00 per share. The closing price of our common stock on November 5, 2008 was $1.55 per share. The new stock options generally vest annually over the next five years of employment, and expire five years after vesting. The old stock options were 37% vested, with the remainder vesting on average within 2.5 years. The old options typically expired five years after vesting. The total future incremental compensation cost arising from the option exchange was $668,350, i.e., the difference between the $977,984 fair value of the new options and the $258,134 fair value of the old options on November 5, 2008.

Excluded from the exchanges were our outside directors, our CEO, our President, and two of our Vice Presidents. At December 31, 2008, those four senior officers each owned between 2% and 5.3% (and collectively owned 17.5%) of our outstanding common stock.
The purpose of the option exchanges was to restore the employee stock option program’s value in retaining employees and in aligning employee interests with shareholder interests. The exchanges also provide a uniform exercise price for all employees hired in the past three years. While other companies’ option exchange programs in recent months have typically set the new options’ exercise price at the stock’s market price, the Board and management believed the interests of employees and shareholders would be best served with a $2.00 exercise price.
The following table presents additional information related to the stock options outstanding at December 31, 2008 under the 2004 Plan and 2006 Plan:

	Exercise	Remaining
	price	contractual	Number of shares
	per share	life (years)	Outstanding	Exercisable
	$1.25	1.4	403,000	403,000
	$2.00	8.0	1,768,000	0
	$2.38	4.6	100,000	100,000
	$3.29	6.3	100,000	25,000
	$3.34	6.6	6,000	0
	$3.37	5.3	30,000	0
	$3.66	3.8	500,000	333,333
	$6.03	4.1	130,000	130,000

			3,037,000	991,333

Weighted average exercise price per share			$2.42	$2.85
Weighted Ave. remaining contractual life			6.1 years	3.0 years
Aggregate intrinsic value, December 31, 2008			$—	$—
The total estimated unrecognized compensation cost from unvested stock options as of December 31, 2008 was $1,855,668, which is expected to be recognized over a weighted average period of approximately 2.9 years.
The following valuation models and key model assumptions were used for the significant options granted in 2008, 2007 and 2006:

	2008	2007	2006
Primary Model (Both Black-Scholes and modified binomial were used in	Modified	Modified	Black-
2008 and 2007.)	Binomial	Binomial	Scholes
Option life (in years)	4 to 5	4 to 5	5-8
Expected annual volatility over option life	45%	35%	33% to 63%
Risk-free interest rate	2.3% to 2.5%	4.7% to 5.1%	4.5% to 5.2%
Pre-vesting forfeiture rate	10% to 12%	0%	0%
Dividend yield	0%	0%	0%
Intrinsic Value /share that urges exercise	$2.00	$2.00 to $2.16	n/a for model
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

We have a policy of prohibiting directors, executive officers and all other employees from buying or selling our stock (or arranging 10b5-1 plans to sell stock in any future month) during four “black-out periods” of the year. These generally begin a few days before a calendar quarter ends and end two trading days after the quarter’s report on Form 10-Q or Form 10-K is filed with the SEC. The four black-out periods cover approximately 66% of trading days per year. On occasion, we may extend or add to the black-out periods. Consequently, the expected future annual volatility for the models is with consideration of the inability of option holders’ to fully profit from volatility in the Company’s common stock price.
We believe that the modified binomial model provides a better estimate than the Black-Scholes model of the fair value of stock options granted to our employees since the modified binomial model can reflect additional factors such as expectations that some employees will exercise options if and when the options’ intrinsic values become significant.
SHARE-BASED COMPENSATION EXPENSE
Stock options accounted for the majority of share-based compensation expense in 2008, 2007 and 2006:

	2008	2007	2006
Share-based compensation expense:
For stock option grants	$735,286	$914,300	$1,230,788
For stock granted but in escrow or unvested	168,720	148,177	71,846
For stock granted with immediate vesting	—	29,200	219,585

Total	$904,006	$1,091,677	$1,522,219

Total share-based compensation for income tax returns	$17,720	$771,424	$52,700
We had granted 116,000 shares of common stock that were either held in escrow or not vested as of December 31, 2008. They arose from the following stock grants in 2007 for services:
•
On February 12, 2007, we granted and issued 5,000 shares of common stock to our new Vice President of Land. The shares were valued at $29,200 reflecting the $5.84 per share closing price of the stock at the date of grant. We also granted him 20,000 additional shares that vest 4,000 shares per year on February 12, 2008 through 2012. At December 31, 2008, 16,000 shares were not vested.

•
On June 15, 2007, we granted and issued in escrow 100,000 shares of common stock for our new Vice President of Exploration. The shares vest after five years of employment or upon a change of control of the Company.

Compensation expense for stock grants is recognized over the vesting period and computed as the number of shares granted times the stock closing price at date of grant.
On January 14, 2009, we granted an aggregate of 427,500 shares of restricted common stock pursuant to the 2006 Stock Incentive Plan to certain employees, officers and directors of the Company. In February 2009 we issued 4,000 shares to a Vice President as granted in February 2007. These events increased to 48,307,399 the shares of the Company’s outstanding common stock and decreased to 217,900 the shares available under the 2006 Stock Incentive Plan.
NOTE 10 — EARNINGS PER SHARE
The following table summarizes the calculations of basic and diluted net income (loss) per common share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net income (loss) to common stockholders	$(24,159,614)	$(3,795,912)	$131,223
Adjustments for dilution	—	—	—

Net income (loss) adjusted for effects of dilution	$(24,159,614)	$(3,795,912)	$131,223

Basic Weighted Ave. Common Shares	47,104,025	44,383,861	37,428,506
Add dilutive effects of options and warrants	—	—	713,505
Add dilutive effects of convertible preferred stock	—	—	—

Diluted Weighted Ave. Common Shares Outstanding	47,104,025	44,383,861	38,142,011

Net income per common share — basic	$(0.51)	$(0.09)	$0.00
Net income per common share — diluted	$(0.51)	$(0.09)	$0.00

NOTE 11 — EMPLOYEE BENEFIT PLANS
We maintain and sponsor health care plans and a contributory 401(k) plan for our employees. Our direct costs related to these plans were $370,513, $264,918 and $205,712 for the years ended December 31, 2008, 2007 and 2006, respectively.
NOTE 12 — RELATED PARTY TRANSACTIONS
We had no related party transactions in 2008 or in 2007. In 2006 we paid $58,907 to Tower Energy Corporation (“TEC”) for our share of administrative related expenditures, primarily the sharing of office space which TEC had leased. Our CEO Patrick O’Brien and our vice president Bob Solomon each own 50% of TEC.
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
Under the participation agreement, the Company and North Finn each has the right (an option), during specified time periods, to trigger the transfer to us by North Finn of 60% of North Finn’s interests in any unearned project areas in which the Company already has an interest, and a simultaneous issuance by the Company to North Finn of 2,900,000 restricted shares of the Company’s common stock. North Finn’s right of exchange is exercisable at any time on or before July 31, 2012, and the Company’s right of exchange is exercisable at any time beginning August 1, 2010 and ending July 31, 2012. If the exchange occurs and the Company receives the 60% interest from North Finn, the Company will not earn or fund any additional interests in the North Finn acreage under the participation agreement. In many of the joint project areas, North Finn owns a 25% working interest and the Company owns a 75% working interest.
North Finn has not exercised its option nor made a commitment to exercise under the AICPA Emerging Issues Task Force Interpretation 96-18, whereby the value of North Finn’s option is not currently recognized in our financial statements.

Office Lease
In 2008 we were in a long-term lease of 6,844 square feet of office space at 1050 17th Street, Suite 2400, Denver, Colorado. Starting on or about June 1, 2009, our lease will include an additional 5,617 square feet of adjoining office space. We believe that our facilities will be adequate for our operations and that we can obtain additional leased space if needed. With the additional space, our obligation to provide aggregate monthly rental payments is as follows:

Annual Rental
Year	Amount
2009	$260,837
2010	$340,790
2011	$347,020
2012	$353,251
2013	$148,270
Thereafter	$—
Delay Rentals and Lease Extension Fees
In conjunction with the Company’s working interests in undeveloped oil and gas prospects, the Company typically must pay an annual delay rental during the primary term of each lease to keep the lease in effect during the primary term, absent drilling and production on the lease. Some of the leases have provisions at the option of the working interest owners to extend the primary term (generally from one to three years) by paying extension fees.
Our annual aggregate delay rentals and extension fees, if we desire to continue to keep all our leases in effect, are as follows:

	Delay	Extension
	Rentals	Fees	Total
2009	$191,765	$416,742	$608,507
2010	$194,358	$133,385	$327,743
2011	$131,247	$328,107	$459,354
2012	$79,335	$29,314	$108,649
2013	$50,861	$0	$50,861
2014	$39,015	$15,300	$54,315
Thereafter	$70,860	$0	$70,860
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
The complete definition of proved oil and gas reserves appears at Regulation S-X 4-10 (a) (2) (3) and (4). The complete definition of proved developed oil and gas reserves appears at Regulation S-X 4-10 (a) (3), 17 CFR 210. 4-10(a)(3).

Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2008, 2007 and 2006 are presented in tables below.

December 31, 2008	Oil (BBLS)	NGL (BBLS)	Gas (MCF)
Beginning of year	96,399	53,933	1,307,159
Revisions of previous quantity estimates	(48,242)	(43,832)	(580,707)
Extensions, discoveries and improved recoveries	46,674	7,221	556,652
Sales of reserves in place	—	—	—
Production	(19,221)	(6,183)	(136,030)

End of year	75,610	11,139	1,147,074

Proved developed reserves at end of year	75,610	11,139	987,574
The majority of the reserve revisions are attributable to two Fetter gas wells drilled in the second half of 2007, which had high initial production rates in late 2007 but experienced production difficulties in the Spring of 2008 and had minimal estimated proved reserves at December 31, 2008. The downward revisions would also include loss of proved reserves due to the significantly lower oil and gas prices at December 31, 2008 compared with at December 31, 2007. The additions for extensions, discoveries and improved recoveries are largely attributable to (i) small working interests we have in four new North Dakota oil wells producing from the Bakken formation and (ii) 67% to 69.4% working interests we have in two gas wells drilled at Fetter in 2008.

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
Proved reserves of natural gas liquids (“NGL”) were insignificant for 2006 and were not separately estimated for proved reserves as of December 31, 2006.

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

	2008	2007	2006
Future cash inflows	$8,102,093	$19,840,019	$10,421,519
Future costs:
Production	(3,156,973)	(5,792,739)	(3,276,852)
Development	(269,420)	(319,922)	(716,000)
Future income tax expense	(19,953)	(101,000)	(230,912)

Future net cash flows	4,655,747	13,626,358	6,197,755
10% discount factor	(1,710,878)	(5,321,559)	(1,599,755)

Standardized measure of discounted future net cash flows relating to proved reserves	$2,944,869	$8,304,799	$4,598,000

The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Beginning balance	$8,304,799	$4,598,000	$13,709,930
Sales and transfers of oil and gas produced	(1,615,291)	(1,310,508)	(1,966,036)
Net changes in prices and production costs	(2,970,196)	1,228,973	(1,637,000)
Sales of minerals in place	—	—	(10,800,000)
Extensions and discoveries	2,055,573	4,549,423	3,814,000
Development costs incurred during the year	57,000	716,000	519,000
Changes in estimated future development costs	130,663	—	—
Revisions in previous quantity estimates	(3,754,276)	(1,917,123)	821,000
Accretion of discount	684,515	409,034	161,000
Change in income taxes	52,082	31,000	(6,200)
Change in other	—	—	(17,694)

Ending balance	$2,944,869	$8,304,799	$4,598,000

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of SFAS 69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs (including the estimated asset retirement obligation) are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s proved oil and gas properties.

Standardized Measure Changes in 2008.
The $3.0 million decrease in the standardized measure due to changes in prices and production costs is largely due to the 2008 decline in oil, gas and NGL prices. The December 31, 2008 proved reserves reflected average oil, gas and NGL prices of $27.54/bbl, $5.04/mcf, $21.53/bbl as compared with $81.61/bbl, $6.38/mcf, and $67.38/bbl, respectively for proved reserves at December 31, 2007. The $3.0 million decrease is measured by the changes in prices and costs applied to the proved reserve quantities at December 31, 2008 and does not include any decrease for the reduction in proved reserves due to price declines (i) shortening the economic life of wells and (ii) eliminating proved undeveloped reserves where development is not economical at current prices.
The $2.0 million increase due to extensions and new discoveries is largely attributable to (i) small working interests we have in four new North Dakota oil wells producing from the Bakken formation and (ii) 67% to 69.4% working interests we have in two gas wells drilled at Fetter in 2008.
The $3.75 million decrease due to reserve revisions is largely attributable to (i) reserve reductions for two Fetter gas wells (the Hageman 16-34H-R and the Wallis 6-23) drilled in the second half of 2007, which had high initial production rates in late 2007 but experienced production difficulties in the Spring of 2008 and had minimal estimated proved reserves at December 31, 2008 and (ii) loss of some proved developed and undeveloped reserves due to the significantly lower oil and gas prices at December 31, 2008 compared with at December 31, 2007.
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
NOTE 15 — SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

2008	First	Second	Third	Fourth
Revenues	$507,804	937,361	1,159,621	289,803
Income (loss) from operations	$(1,498,768)	(951,908)	(19,333,989)	(1,950,792)
Net income (loss)	$(1,320,425)	(945,094)	(12,780,287)	(9,113,808)
Earnings per common share:
Basic	$(0.03)	(0.02)	(0.27)	(0.19)
Diluted	$(0.03)	(0.02)	(0.27)	(0.19)

2007	First	Second	Third	Fourth
Revenues	$395,500	$416,090	$780,963	$375,955
Loss from operations	$(1,130,305)	$(1,146,316)	$(856,508)	$(1,143,169)
Net loss	$(709,949)	$(546,043)	$(268,360)	$(1,219,030)
Loss per common share:
Basic	$(0.02)	$(0.02)	$(0.01)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.01)	$(0.04)
The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share because each quarterly period’s computation is based on the weighted average number of shares outstanding during that quarterly period.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a—15(e) and 15d—15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2008, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon the assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
HEIN & ASSOCIATES, LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as stated in their report included herein.
Changes in Internal Control over Financial Reporting
During 2008, our management regularly evaluated the Company’s internal controls over financial reporting and discussed these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, our management considered what revisions, improvements, or corrections were necessary in order to ensure that our internal controls were effective as our operations and financial reporting requirements changed over time. As a result, we have made significant progress implementing enhancements and corrective actions to our internal controls related to enhancing certain general computer controls over the past year.
There have been no other significant changes in internal controls, or other factors that could significantly affect internal controls, that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
American Oil & Gas, Inc.
We have audited American Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. American Oil & Gas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, American Oil & Gas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Oil & Gas, Inc. and subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 13, 2009

Item 9B: Other Information
Not applicable.
PART III
Item 10: Directors, Executive Officers and Corporate Governance
See “Executive Officers, Board of Directors, Committees of the Board,” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the American Oil & Gas, Inc. Proxy Statement (“Proxy Statement”), for the Annual Meeting of Stockholders of the Company (to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2008) which is incorporated herein by reference.
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
PART IV
Item 15: Exhibits, Financial Statement Schedules
(a)(1) Financial Statements (included in Item 8 to this Form 10-K)

Form 10-K
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows for years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for years ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7 to F-29

(a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the Notes to the Financial Statements.
(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.		Description

2	(i)
Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3	(i)	Articles of Incorporation of the Company, as amended. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

3	(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3	(iii)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

3	(iv)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

10	(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004.)

10	(ii)
Form of Warrant Certificate issued as part of the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

10	(iii)
Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

10	(iv)
January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company’s Form 8-K, filed on February 3, 2003.)

10	(v)
January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company’s Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10	(vi)	Model Form Operating Agreement dated February 18, 2003. (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

10	(vii)*
Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

Exhibit No.		Description

10	(viii)*
Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(ix)*
Employment Agreement between the Company and Bobby G. Solomon dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(x)*
Employment Agreement between the Company and Kendell V. Tholstrom dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(xi)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.)

10	(xii)*	Employment Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10	(xiii)*	Stock Option Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10	(xiv)
Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10	(xv)
Registration Rights Agreement, dated September 1, 2006, by and among the Company and the investors listed therein. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10	(xvi)
Purchase and Sale Agreement dated March 31, 2006 by and between the Company and Enerplus Resources (USA) Corporation. (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10	(xvii)
Participation Agreement dated January 17, 2007 among the Company, Red Technology Alliance LLC and North Finn LLC. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 23, 2007.)

10	(xviii)*	2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006.)

10	(xix)*	Form of Stock Option Agreement for awards under 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007.)

10	(xx)
Placement Agency Agreement dated April 11, 2007 by and between the Company and A.G. Edwards & Sons, Inc. and C.K. Cooper & Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007.)

10	(xxi)	Form of Subscription Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007.)

Exhibit No.		Description

10	(xxii)*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007.)

10	(xxiii)
Participation Agreement dated June 25, 2007 by and among Red Technology Alliance, LLC, the Company and North Finn, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2007.)

10	(xxiv)
Promissory Note and Security Agreement dated March 14, 2008 by and between the Company and Jefferies Group, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10	(xxv)	Letter Agreement dated August 22, 2008 for the property sale closed October 27, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008.)

21	(i)	Subsidiary List.

23	(i)	Consent of Independent Petroleum Engineers and Geologists.

23	(ii)	Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 2009.

American Oil & Gas, Inc.
/s/ Andrew P. Calerich
Andrew P. Calerich
President
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick D. O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman (Principal Executive Officer)	March 13, 2009

/s/ Andrew P. Calerich Andrew P. Calerich	President and Director	March 13, 2009

/s/ Joseph B. Feiten Joseph B. Feiten	Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ Nick DeMare Nick DeMare	Director	March 13, 2009

/s/ C. Scott Hobbs Scott Hobbs	Director	March 13, 2009

/s/ Jon R. Whitney	Director	March 13, 2009
Jon R. Whitney

Exhibit Index

Exhibit No.		Description

2	(i)
Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3	(i)	Articles of Incorporation of the Company, as amended. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

3	(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3	(iii)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

3	(iv)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

10	(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004.)

10	(ii)
Form of Warrant Certificate issued as part of the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

10	(iii)
Form of Placement Agent Warrant Certificate issued in connection with the private placement completed on July 22, 2005. (Incorporated by reference from the Company’s Registration Statement on Form S-3, filed on October 4, 2005.)

10	(iv)
January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company’s Form 8-K, filed on February 3, 2003.)

10	(v)
January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company’s Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10	(vi)	Model Form Operating Agreement dated February 18, 2003. (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

10	(vii)*
Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(viii)*
Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

Exhibit No.		Description

10	(ix)*
Employment Agreement between the Company and Bobby G. Solomon dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(x)*
Employment Agreement between the Company and Kendell V. Tholstrom dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(xi)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.)

10	(xii)*	Employment Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10	(xiii)*	Stock Option Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10	(xiv)
Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10	(xv)
Registration Rights Agreement, dated September 1, 2006, by and among the Company and the investors listed therein. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10	(xvi)
Purchase and Sale Agreement dated March 31, 2006 by and between the Company and Enerplus Resources (USA) Corporation. (Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10	(xvii)
Participation Agreement dated January 17, 2007 among the Company, Red Technology Alliance LLC and North Finn LLC. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 23, 2007.)

10	(xviii)*	2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006.)

10	(xix)*	Form of Stock Option Agreement for awards under 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007.)

10	(xx)
Placement Agency Agreement dated April 11, 2007 by and between the Company and A.G. Edwards & Sons, Inc. and C.K. Cooper & Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007.)

10	(xxi)	Form of Subscription Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007.)

Exhibit No.		Description

10	(xxii)*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007.)

10	(xxiii)
Participation Agreement dated June 25, 2007 by and among Red Technology Alliance, LLC, the Company and North Finn, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2007.)

10	(xxiv)
Promissory Note and Security Agreement dated March 14, 2008 by and between the Company and Jefferies Group, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

10	(xxv)	Letter Agreement dated August 22, 2008 for the property sale closed October 27, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008.)

21	(i)	Subsidiary List.

23	(i)	Consent of Independent Petroleum Engineers and Geologists.

23	(ii)	Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements