Form 10-K/A
period 2008-12-31
AMERICAN OIL & GAS INC
filed 2009-04-24
CIK 1120916

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (303) 991-0173
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.001 par value per share	NYSE Amex (formerly American Stock Exchange)
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
The number of shares of registrant’s common stock outstanding as of April 20, 2009 was 48,307,399 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
American Oil & Gas, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2008 (the “Original 10-K”).
This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for the Company’s 2009 Annual Meeting has been deleted and (ii) the information with respect to the number of outstanding shares of common stock has been updated. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

AMERICAN OIL & GAS, INC.
FORM 10-K/A

As used in this document, “American”, “Company”, “we”, “us” and “our” refer to American Oil & Gas, Inc. and its subsidiaries.

PART III
Item 10: Directors, Executive Officers and Corporate Governance
Board of Directors
The following table sets forth each of the Company’s directors’ name, age, and positions and offices with the Company. The expiration of each of their current terms as directors of the Company expires at the next annual meeting of the Company’s stockholders.

Name	Age	Position

Patrick D. O’Brien	60	Chief Executive Officer and Chairman of the Board of Directors

Andrew P. Calerich	44	President, Treasurer and Director

Jon R. Whitney	64	Director

C. Scott Hobbs	55	Director

Nick DeMare	54	Director
Patrick D. O’Brien has served as our CEO and as a director of the Company since February 19, 2003. Mr. O’Brien served as our President from February 19, 2003 until July 16, 2003. Mr. O’Brien was chief executive officer, president, co-founder and a director of Tower Colombia Corporation, which we acquired in April 2005 by merger. Prior to co-founding Tower Colombia Corporation in 1995, Mr. O’Brien co-founded Tower Energy in 1984 and co-founded Tower Drilling Company in 1980. Mr. O’Brien began his career in the oil and gas industry with the Dowell Division of Dow Chemical Company where he engineered and supervised all phases of well stimulation and cementing. He joined the Colorado Interstate Gas Company in 1974 where he was responsible for the design, acquisition and development of company-owned gas storage fields. In 1980, Mr. O’Brien joined Montana Power Company as Senior Petroleum Engineer with the responsibility for design, long-range planning and performance economics for its exploration and development programs. Mr. O’Brien has over 30 years oil and gas experience. Mr. O’Brien received his B.S. in Petroleum Engineering from the Montana College of Mineral and Science and Technology.
Andrew P. Calerich has served as our President since July 17, 2003, and as a director since October 30, 2003. He also served as our Chief Financial Officer from July 17, 2003 to June 30, 2006. Mr. Calerich has over 16 years of public company oil and gas finance experience in a variety of capacities for various companies. Most recently prior to joining us, he served as Vice President and Chief Financial Officer for Denver Colorado based PYR Energy Corporation. From 1993 to 1997, he was a business consultant specializing in accounting and finance for public and private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at Tipperary Corporation, a public oil and gas exploration and production company. He began his professional career in public accounting with an international accounting firm. Mr. Calerich earned B.S. degrees in both Accounting and Business Administration at Regis University in Denver.
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

C. Scott Hobbs has served as a director since July 2008. Mr. Hobbs has been in the energy industry for over 30 years and is presently the managing member of his consulting firm, Energy Capital Advisors, LLC. Over the last eight years, Mr. Hobbs has provided consulting and advisory services to state government, investment bankers, private equity firms, and other investors evaluating major projects, acquisitions, and divestitures principally involving oil and gas pipelines, processing plants, power plants, and gas distribution assets. He presently serves as a director of Buckeye Partners, L.P. and CVR Energy, Inc., both public reporting companies. Mr. Hobbs has previously served as Executive Chairman of Optigas, Inc., President and Chief Operating Officer of Evergreen Energy and Executive Vice President and Chief Operating Officer for Coastal Corporation’s gas pipeline operations in the Rocky Mountain region. In his different positions at Coastal’s pipeline subsidiaries, Mr. Hobbs was responsible for operations, engineering, regulatory compliance, and all commercial activities including gas transportation and storage, gathering and processing, gas production and development, and merchant activities. Prior to joining the Coastal Corporation, Mr. Hobbs worked for Price Waterhouse and Co. in New Orleans, LA. He received a Bachelor of Science degree in Accounting from Louisiana State University and holds a CPA license in inactive status.
Nick DeMare has served as a director and as Chairman of the Audit Committee since October 30, 2003. Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. Since May 1991, Mr. DeMare has been the President of Chase Management Ltd., a private company which provides a broad range of administrative, management and financial services to private and public companies engaged in mineral exploration and development, gold and silver production, oil and gas exploration and production and venture capital. Mr. DeMare indirectly owns 100% of Chase. Mr. DeMare currently serves as an officer and director of the following other public reporting companies:

Names of Reporting Issuers	Positions Held	Market

Aguila American Resources Ltd.	Director	TSXV
Andean American Mining Corp.	Director	TSXV
Astral Mining Corp.	Director	TSXV
Kola Mining Corp.	Director	TSXV, OTCBB
Salazar Resources Ltd.	Director	TSXV
Enterprise Oilfield Group, Inc.	Director	TSXV
GGL Diamond Corp.	Director	TSXV
GeoPetro Resources Company	Director	NYSE Amex
Golden Peaks Resources Ltd.	Director	TSXV
Halo Resources Ltd.	Director, CFO	TSXV, OTCBB
Lariat Resources Ltd.	Director	TSXV
Mawson Resources Limited	Director	TSXV
Mirasol Resources Ltd.	Director	TSXV
Tinka Resources Limited	Director	TSXV
Tumi Resources Limited	Director	TSXV, OTCBB
Executive Officers:
Joseph B. Feiten, 57, has served as Chief Financial Officer since June 29, 2006. A Certified Public Accountant for the past 35 years, Mr. Feiten served as Chief Financial Officer for publicly traded Tipperary Corporation from June 2002 until its acquisition by Santos, Ltd in October 2005, for $466 million. Tipperary was a Denver-based independent oil and natural gas exploration, development and production company. For April and May of 2002, Mr. Feiten was a full-time accounting consultant to Tipperary Corporation. For four months following the acquisition, Mr. Feiten was employed by Santos USA, as Vice-President of Accounting for Tipperary Corporation to assist in the transition of Tipperary operations to subsidiaries of Santos, Ltd. From June 2000 through March 2002, Mr. Feiten served as the full-time President of Pediatric Web, Inc., a privately held company, whose majority owner is Mr. Feiten’s brother, pediatrician Daniel Feiten, MD. From June 1974 through May 2000, Mr. Feiten was a CPA with PricewaterhouseCoopers, serving 18 of the last 20 years there as a national or global director in its energy and mining program. Mr. Feiten holds a BSBA in accounting and a MBA from the University of Denver. He is the co-author of the 4th (1996) and 5th (2000) editions of Petroleum Accounting Principles, Procedures, & Issues, the world’s leading reference book on U.S. financial accounting rules for the exploration, development and production of oil and natural gas.

Don E. Schroeder, 58, has served as Vice President of Land since February 12, 2007. Mr. Schroeder began his career in 1978 as a petroleum land man with Amoco Production Company, and later worked in various land management and executive positions in the oil and gas industry. Since September 2005, he has been the managing member of Eagle Path Properties, Inc. assembling and marketing exploration projects in the Rockies. From October 2004 to September 2005, he was land manager for Black Hills Exploration and Production, Inc. He served as the team leader for Northern Rockies Land of EnCana Oil & Gas (USA), Inc. from August 2002 to October 2004. Mr. Schroeder’s primary focus has been in the Rocky Mountains, but he also has experience in Texas, Oklahoma and Canada. Mr. Schroeder holds a B.B.A. degree in petroleum land management from the University of Texas at Austin and an MBA (with honors) from the University of Denver.
Peter T. Loeffler, 55, has served as Vice President of Exploration and Development since June 15, 2007. Since 2001, Mr. Loeffler has worked for Encana Oil and Gas, Inc., and was lead member of the Southern Rocky Mountain Exploration Team. Among his many accomplishments while with Encana, his team designed a 1,200 well development program in the Piceance Basin of Colorado, and he supervised the growth of the annual program budget from $4 million to $320 million over a four year period. Mr. Loeffler has over 30 years of oil and gas experience, and holds a B.A. in Geology from the University of Minnesota and an M.S. in Geology from the University of North Dakota. He began his professional career in 1977 with Kerr McGee Corporation in Casper, WY and has worked for Exxon Company USA and El Paso/Coastal Corporation.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. During 2008, based solely on the Company’s review of these reports, it believes that the Company’s Section 16(a) reports were filed timely by its executive officers and directors, other than (i) one Form 4 filed by Mr. Schroeder on April 21, 2008 reporting a transaction on February 12, 2008, and (ii) one Form 4 filed by Mr. Hobbs on July 29, 2008 reporting a transaction on July 22, 2009.
Code of Ethics
Our Code of Ethics can be found on our internet website located at www.americanog.com. If we amend the Code of Ethics or grant a waiver, including an implicit waiver, from the Code of Ethics, we intend to disclose the information on our internet website.
Audit Committee.
The audit committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The audit committee also reviews and approves the scope and performance of the Company’s independent registered public accounting firm. In 2008, the audit committee consisted of Nick DeMare, Jon Whitney, M.S. Minhas (who resigned from the Company’s board of directors in July 2008) and C. Scott Hobbs (who was appointed to the Company’s board of directors in July 2008), with Mr. DeMare being appointed the Chairman of the committee. A copy of the audit committee’s charter can be found on our website at http://www.americanog.com. The audit committee reviews and assesses the adequacy of the audit committee charter annually. All of the current committee members are “audit committee financial experts” as that term is used in SEC rules requiring that at least one member of the audit committee be an “audit committee financial expert.”
Item 11: Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for 2008 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Compensation Philosophy
Our overall compensation philosophy is to provide a compensation package that enables us to attract, retain and motivate named executive officers (“NEOs”) to achieve our short-term and long-term business goals. Consistent with this philosophy, the following goals provide a framework for our NEO compensation program:
•	Pay competitively to attract, retain and motivate NEOs;
•	Relate total compensation for each NEO to overall company performance as well as individual performance;
•	Aggregate the elements of total compensation to reflect competitive market requirements and to address strategic business needs;
•	Expose a portion of each NEO’s compensation to risk, the degree of which will positively correlate to the level of the NEO’s responsibility and performance; and
•	Align the interests of our NEOs with those of our stockholders.
Executive Compensation Program Overview
The executive compensation package available to our named executive officers is comprised of:
•	base salary,
•	cash bonuses at the discretion of our board of directors,
•	long-term incentive compensation, and
•	other welfare and health benefits.
Base Salary
Base salary is designed to provide competitive levels of base compensation to our executives and be reflective of their experience, duties and scope of responsibilities. We pay competitive base salaries required to recruit and retain executives of the quality that we must employ to achieve the success of our Company. The Company’s compensation committee, which is comprised of all non-employee directors, determines the appropriate level and timing of increases in base compensation for the named executive officers.
In making determinations of salary levels for the named executives, the compensation committee considers the entire compensation package for executive officers, including the equity compensation provided under long-term compensation plans. The Company intends for the salary levels to be consistent with competitive practices of comparable institutions and each executive’s level of responsibility. The compensation committee determines the level of any salary increase after reviewing:
•	the qualifications, experience and performance of the particular executive officer;
•	the compensation paid to persons having similar duties and responsibilities in other competitive institutions; and
•	the nature of the Company’s business, the complexity of its activities and the importance of the executive’s experiences to the success of the business.
The compensation committee reviews a survey of compensation paid to executive officers performing similar duties for oil and natural gas companies. The compensation committee reviews and adjusts the base salaries of the Company’s executive officers when deemed appropriate.
Equity Awards
Equity awards for our executives are granted from our 2004 Stock Option Plan (the “2004 Plan”) and our 2006 Stock Incentive Plan (the “2006 Plan,” and together with the 2004 Plan, the “Plans”). The compensation committee grants awards under the Plans in order to align the interests of the named executive officers with our stockholders, and to motivate and reward the named executive officers to increase the stockholder value of the Company over the long term.
Under the 2004 Plan and 2006 Plan, the Company had at December 31, 2008, 2,690 shares of our common stock and 649,400 shares of our common stock, respectively, eligible for issuance as awards to employees, officers, and directors of the Company and its related companies, as well as to other persons who provide services to the Company. The Plans provide for the grant of all equity awards to officers and directors; grants may include, but are not limited to, awards of stock options, restricted stock awards and restricted stock unit awards.
Executive management and the compensation committee believe that stock ownership is a significant incentive in aligning the interests of employees and stockholders, building stockholder value and retaining the Company’s key employees.

Health and Welfare Benefits
All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical and dental coverage. We provide these benefits to meet the health and welfare needs of employees and their families.
Employment Agreements
In order to retain the Company’s senior executive officers, the compensation committee and the board of directors of the Company determined it was in the best interests of the Company to enter into employment agreements with certain officers. The employment contracts are referenced as exhibits to our Report on Form 10-K. We entered into these agreements to ensure that the executives perform their respective roles for an extended period of time. In addition, we also considered the critical nature of each of these positions and our need to retain these executives when we committed to the agreements.
In July 2003, we entered into an employment agreement with Andrew Calerich, who was then our President and Chief Financial Officer. The three-year employment agreement called for a base salary of $8,000 per month, family health and medical benefits and payment of 500,000 shares of common stock upon continued employment as follows: 250,000 shares vesting on July 1, 2004 and 250,000 shares vesting on July 1, 2005. As part of the employment agreement, only that portion of the shares of common stock that had a market value equal to the income tax liability realized upon the vesting of the shares may have been sold prior to July 1, 2005. Effective April 21, 2005, a new five-year employment agreement was entered into and as a part of the new agreement, 125,000 of the 250,000 shares scheduled to vest on July 1, 2005 vested on May 1, 2005. The new agreement provides for a base annual salary of $95,000, and we granted options to purchase 500,000 shares of our common stock to Mr. Calerich at an exercise price of $3.66 per share, which was the closing price of our common stock on the date of grant. One-sixth of the options vested on each of April 21st of 2005, 2006, 2007, 2008 and 2009, and one-sixth of the options will vest on April 21, 2010. These options expire on the fifth anniversary of the date of vesting. Effective May 1, 2007, Mr. Calerich’s annual salary was increased to $180,000. In 2008, Mr. Calerich was granted a bonus of $30,000. Effective January 16, 2009, Mr. Calerich’s annual salary was increased to 207,000.
Effective April 21, 2005, we entered into an employment agreement with Patrick O’Brien, our Chief Executive Officer. The five-year agreement provides for base salary of $95,000 per year and family health and medical benefits. Effective January 16, 2009, Mr. O’Brien’s salary was increased to $142,500.
Effective June 29, 2006, we entered into an employment agreement with Joseph Feiten, our Chief Financial Officer. The five year agreement provides for a base salary of $144,000 per year, subject to salary increases and performance-based bonuses at the discretion of our board of directors. Effective May 1, 2007, Mr. Feiten’s annual salary was increased to $170,000. In 2008, Mr. Feiten was granted a bonus of $30,000. Effective January 15, 2009, Mr. Feiten’s annual salary was increased to $205,700. In November 2008, the Board granted Mr. Feiten and other employees who were not directors option exchanges, whereby Mr. Feiten exchanged stock options granted in June 2006 (250,000 shares at an exercise price of $4.95/share) and April 2008 (90,000 shares at an exercise price of $3.37/share) for new stock options for 340,000 shares at an exercise price of $2.00, vesting 1/5th on November 5, 2009, 2010, 2011, 2012 and 2013 or upon a change in control.
Effective June 15, 2007, we entered into an employment agreement with Mr. Loeffler for a five-year term with an annual salary of $165,000, subject to salary increases and performance-based bonuses at the discretion of our board of directors. The Company also made a grant to Mr. Loeffler of 100,000 shares of the Company’s common stock, which was subject to a five-year vesting provision for all 100,000 shares. Effective January 16, 2009, our board of directors increased Mr. Loeffler’s annual salary to $204,600. In November 2008, the Board granted Mr. Loeffler and other employees who were not directors option exchanges, whereby Mr. Loeffler exchanged stock options granted in June 2007 (150,000 shares at an exercise price of $5.84/share) and April 2008 (60,000 shares at an exercise price of $3.37/share) for new stock options for 210,000 shares at an exercise price of $2.00, vesting 1/5th on November 5, 2009, 2010, 2011, 2012 and 2013 or upon a change in control. Mr. Loeffler retained an option granted in April 2008 and vested on April 17, 2009 to acquire 30,000 shares at an exercise price of $3.37/share.
Our Vice President of Land, Don Schroeder is employed at will and not subject to a long-term employment agreement.

Summary Compensation Table
The following table sets forth in summary form the compensation earned during the years ended December 31, 2008, 2007 and 2006 by our Chief Executive Officer, our Chief Financial Officer, and up to three additional most highly compensated executive officers, each of whom had total annual compensation (as defined by the SEC) exceeding $100,000. The individuals named in the following table are referred to collectively as the “Named Executive Officers,” or “NEOs”.

								Pensions &
					Stock	Option	Non-Equity	Deferred	All Other
Name and Principal					Awards	Awards	Incentive Plan	Earnings	Compensation
Position	Year		Salary	Bonus	(A)	(A)	Compensation	(B)	(C)	Total

Patrick O’Brien,	2008		$95,000	$30,000	—	—	—	—	$19,393	$144,393
Chief Executive Officer	2007		$95,000	—	—	—	—	—	$15,986	$110,986
	2006		$95,000	—	—	—	—	—	$15,158	$110,158

Andrew Calerich,	2008		$180,000	$30,000	—	$159,337	—	—	$28,751	$398,088
President	2007		$151,667	$25,000	—	$158,902	—	—	$25,502	$361,071
	2006		$95,000	—	—	$269,479	—	—	$20,077	$384,556

Joseph Feiten	2008		$170,000	$30,000	—	$50,639	—	—	$35,816	$286,455
Chief Financial Officer	2007		$161,333	$20,000	—	$75,559	—	—	$12,187	$269,079
	2006	(1)	$64,091	—	—	$132,797	—	—	$4,322	$201,210

Don Schroeder,	2008		$150,000	$30,000	$23,360	$62,371	—	—	$27,707	$293,438
VP of Land	2007	(2)	$115,568	—	$49,640	$79,289	—	—	$20,330	$264,827
	2006		—	—	—	—	—	—	—	—

Peter Loeffler,	2008		$165,000	$30,000	$116,800	$58,075	—	—	$32,413	$402,288
VP of Exploration &	2007	(3)	$90,000	—	$63,267	$57,812	—	—	$14,019	$225,098
Development	2006		—	—	—	—	—	—	—	—

(A)
The amounts in these columns reflect the dollar amount expensed for financial statement reporting purposes for the fiscal year ended December 31, 2006, 2007 or 2008, as applicable, in accordance with FAS 123(R) of awards and thus may include amounts from awards granted in and prior to such year.

(B)	This column reflects changes in pension value and non-qualified deferred compensation earnings. The Company has no pension plans or non-qualified deferred compensation plans.

(C)	Other Compensation primarily consists of health and dental insurance, Company contributions to 401(k) accounts and smaller amounts for office parking and life insurance.

(1)	Mr. Feiten’s employment with the Company started on June 29, 2006.

(2)	Mr. Schroeder’s employment with the Company started on February 12, 2007.

(3)	Mr. Loeffler’s employment with the Company started on June 15, 2007.

2008 Grants of Plan Based Awards

									All Other
		Estimated Future			Estimated Future			All Other	Option Awards:
		Payouts Under Non-			Payouts Under			Stock Awards:	Number of		Exercise or	Grant Date Fair
		Equity			Equity Incentive Plan			Number of	Securities		Base Price	Value of Stock
	Grant	Incentive Plan Awards			Awards			Shares of Stock	Underlying		of Option	and Option
	Date	A*	B*	C*	A*	B*	C*	or Units	Options		Awards	Awards

Patrick O’Brien	—	—	—	—	—	—	—	—	—		—	—

Andrew Calerich	—	—	—	—	—	—	—	—	—		—	—

Joseph Feiten	4/17/08	—	—	—	—	—	—	—	90,000		$3.37	4/17/08
	11/5/08	—	—	—	—	—	—	—	340,000	**	$2.00	11/5/08

Don Schroeder	4/17/08	—	—	—	—	—	—	—	90,000		$3.37	4/17/08
	11/5/08	—	—	—	—	—	—	—	340,000	**	$2.00	11/5/08

Peter Loeffler	4/17/08	—	—	—	—	—	—	—	90,000		$3.37	4/17/08
	11/5/08	—	—	—	—	—	—	—	210,000	**	$2.00	11/5/08

*	A = Threshold. B = Target. C = Maximum

**
Options granted on 11/5/08 were in exchange for the surrender of options granted on 4/17/08 and surrender of all options granted prior to 2008 for the same number of shares as granted on 11/5/08. All previously granted options were surrendered except Mr. Loeffler did not exchange that portion of the 4/17/08 option vesting on 4/17/09 for 30,000 shares.

2008 Outstanding Equity Awards at Fiscal Year-End (December 31, 2008)

	Option Awards
			Equity Incentive
			Plan Awards: Number of
	Number of Securities Underlying		Securities Underlying	Option	Option
	Unexercised Options (#)		Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date

Patrick O’Brien	125,000	—	—	$1.25	7/15/2009	*
Patrick O’Brien	125,000	—	—	$1.25	7/15/2010	*

Andrew Calerich	333,333	—	166,667	$3.66	10/21/2013	**

Joseph Feiten	—	—	340,000	$2.00	11/5/2016	**

Don Schroeder	—	—	340,000	$2.00	11/5/2016	**

Peter Loeffler	—	—	210,000	$2.00	11/5/2016	**
Peter Loeffler	—	—	30,000	$3.37	4/17/2014

*
Expiration dates reflect option terms as of December 31, 2008. On January 14, 2009, our Board of Directors extended the expiration date to July 15, 2014 for Mr. O’Brien’s stock options, but not options for other officers.

**
Average option expiration date. For Mr. Calerich’s stock options, options expire five years after vesting, i.e., options for 83,333 shares expire each April 21 of 2010, 2011, 2012, 2013, 2014 and 2015. For Mr. Feiten, Mr. Schroeder and Mr. Loeffler, the options with a $2.00 exercise price, granted 11/5/08, vest one-fifth on the first five anniversary dates of grant (or upon an earlier change in control) and expire five years after vesting.

2008 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise	on Exercise (A)	Acquired on Vesting	on Vesting (B)

Patrick O’Brien	—	—	—	—

Andrew Calerich	—	—	—	—

Joseph Feiten	—	—	—	—

Don Schroeder	—	—	4,000	$17,720

Peter Loeffler	—	—	—	—

(A)
The value realized is equal to the amount that is taxable to the plan participant, which was the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(B)
The value realized by the named executive officer upon the vesting of stock or the transfer of such instruments for value is the aggregate dollar amount realized upon vesting by multiplying the number of shares of stock or units by the market value of the underlying shares on the vesting date.

2008 Director Compensation Table
The following table contains information pertaining to the compensation of the Company’s board of directors for the 2008 fiscal year.

					Change
					in Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred
	Or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Patrick O’Brien	—	—	—	—	—	—	—

Andrew Calerich	—	—	—	—	—	—	—

Jon Whitney	—	—	$48,750	—	—	—	$48,750

Scott Hobbs	—	—	$30,000	—	—	—	$30,000

Nick DeMare	—	—	$48,750	—	—	—	$48,750

M.S. Minhas	—	—	$24,375	—	—	—	$24,375
The amounts under Option Awards reflect the dollar amount expensed for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) of awards and thus may include amounts from awards granted in and prior to 2008.

Item 12:	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 18, 2009 concerning the beneficial ownership of the Company’s voting common stock by: (a) each director, director nominee and named executive officer; (b) each person the Company knows to beneficially own more than 5% of the issued and outstanding shares of a class of common stock; and (c) all of the Company’s executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to all shares they owned, unless otherwise noted. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 18, 2009 are deemed exercised and outstanding, while these shares are not deemed exercised and outstanding for computing percentage ownership of any other person.

	Number of
	Shares of
	Common Stock		Percent of Shares
	Beneficially		of Common Stock
Name (1)	Owned		Outstanding**

Patrick D. O’Brien	2,873,859	(2)	5.92%
Andrew P. Calerich	1,468,853	(3)	3.01%
Nick DeMare	408,300	(4)	*
C. Scott Hobbs	86,000	(5)	*
Jon R. Whitney	195,000	(6)	*
Joseph B. Feiten	88,000	(7)	*
Don E. Schroeder	29,000		*
Peter T. Loeffler	160,000	(8)	*
Bobby G. Solomon	2,619,858	(9)	5.42%

Executive officers and directors as a group (9 persons)	7,928,870		16.35%
Kendall V. Tholstrom	2,433,858	(10)	5.04%
Wellington Management Company, LLP	3,021,265	(11)	6.25%
75 State Street Boston, MA 02109
North Finn LLC	3,879,225	(12)	8.03%
950 Stafford Casper, WY 82609

*	Less than 1% of the issued and outstanding shares of the class.

**	Percentage is calculated on the basis of 48,307,399 shares, the total number of shares of voting common stock outstanding on April 18, 2009.

(1)	Unless otherwise stated, the address for each person in this table is 1050 17th Street, Suite 2400, Denver, Colorado 80265.

(2)
Includes options to purchase 250,000 shares of common stock that are currently exercisable at $1.25 per share, and 82,500 shares of restricted common stock that vest on January 14, 2014, or upon change of control.

(3)
Includes options to purchase 416,665 shares of common stock that are currently exercisable at $3.66 per share, and 90,000 shares of restricted common stock that vest on January 14, 2014, or upon change of control. 962,188 shares are pledged.

(4)
Includes options to purchase 65,000 shares of common stock that are currently exercisable at $6.03 per share, and 20,000 shares of common stock that are restricted until Mr. DeMare is no longer a Director.

(5)
Includes options to purchase 37,500 shares of common stock that are currently exercisable at $3.29 per share and 20,000 shares of common stock that are restricted until Mr. Hobbs is no longer a Director.

(6)
Includes options to purchase 65,000 shares of common stock that are currently exercisable at $6.03 per share, includes options to purchase 100,000 shares of common stock that are currently exercisable at $2.38 per share, and includes 20,000 shares of common stock that are restricted until Mr. Whitney is no longer a Director.

(7)	Includes 24,000 shares owned indirectly.

(8)	Includes options to purchase 30,000 common shares and currently exercisable at $3.37 per share.

(9)	Includes 82,500 shares of restricted common stock that vest on January 14, 2014, or upon change of control.

(10)	Includes 82,500 shares of Common Stock that vest on January 14, 2014, or upon change of control.

(11)
Based upon Amendment No. 4 to Schedule 13G dated February 17, 2009. According to Amendment No. 4 to Schedule 13G, Wellington Management Company, LLP has shared voting power with respect to 3,021,265 shares, and shared power to dispose of 3,021,265 shares.

(12)
Includes an option to acquire 2,900,000 common shares in exchange for giving us certain oil and gas properties, as further explained in Note 13 to the audited financial statements contained in this Form 10-K for the fiscal year ended December 31, 2008. North Finn LLC has until July 31, 2012 to exercise the option and transfer the properties to us.

Equity Compensation Plan Information
The following table shows the number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2008.

	Number of Securities		Number of Securities
	To Be Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	3,087,000	$2.50	652,090
Equity compensation plans not approved by security holders	—	—	—
Total	3,087,000	$2.50	652,090
The table excludes (1) the aforementioned North Finn LLC unexercised option to receive 2,900,000 common shares in exchange for oil and gas properties and (2) warrants issued in 2005 expiring September 30, 2009 to buy 835,626 common shares at $6.00 per share. On January 14, 2009, the Board of Directors granted 427,500 share of stock to certain directors and employees, reducing to 224,590 the shares available for future issuance under existing plans approved by security holders.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Company policies provide that (a) our audit committee is to approve all related party transactions (as defined for financial reporting) before such transactions are consummated and (b) our nominating and corporate governance committee is to monitor and review any other issues involving potential conflicts of interest. The Company compiles information about transactions between the Company and its directors, officers, and greater-than-five-percent stockholders (and their immediate family members and their affiliated entities). Such information includes the nature of each transaction and the amount(s) involved. The board of directors reviews and evaluates this information, with respect to directors, as part of its assessment of each director’s independence. Based on a review of the transactions between the Company and its directors, officers, and greater than-five-percent stockholders (and their immediate family members, and their affiliated entities), the Company has determined that, during the 2008 fiscal year, it was not a party to any transaction (excluding compensation paid to a party as a Company director or employee) in which the amount involved exceeds $120,000 and in which (i) any of the Company’s directors, executive officers or any of their immediate family members or affiliates, has a direct or indirect material interest in the other party to the transaction, and (ii) any greater-than-five-percent stockholder of the Company {other than North Finn LLC (“North Finn”), as operator of some of our oil and gas projects and as described below} has a direct or indirect material interest in the other party to the transaction.
North Finn beneficially owns 8% of our common stock (including an option to acquire approximately 6% of our common stock) as noted in Item 12 above. North Finn is not a related party for financial reporting purposes because its beneficial ownership is less than 10% of our outstanding common shares, but it is a related party for Item 13 disclosure of transactions with greater-than-five-percent stockholders (and their affiliates). In 2008, in accordance with participation agreements entered into between the Company and North Finn, we paid a total of $9,951,449 in reimbursements to North Finn for our working interest share of oil and gas project costs paid by North Finn to project vendors. In 2008, we received a total of $1,852,793 from North Finn to either (a) reimburse us for its share of project costs (primarily lease acquisition costs) that we paid to project vendors or (b) pay us our proportionate share of project revenues received by North Finn on behalf of project working interest owners.
Director Independence
The board of directors has determined that each director other than Patrick O’Brien and Andrew Calerich qualifies as an “Independent Director” as defined in the NYSE Amex listing standards.

Item 14: Principal Accountant Fees and Services
Fees for professional services provided by the Company’s independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are:

	2008	2007

Audit fees	$48,525	$60,950
Audit-related fees	108,560	208,864
Tax fees	—	—
Other fees	—	—

	$157,085	$269,814

Fees for audit and audit-related services include fees associated with (i) the audit of the Company’s annual consolidated financial statements, (ii) the reviews of the financial statements included in the Company’s Forms 10-Q, (iii) the attestation of management’s assertions regarding effective internal controls in compliance with the requirements of Section 404 of the Sarbanes Oxley Act, (iv) comfort letters for stock registration and (v) reviews of correspondence with SEC staff.
Pre-approval Policies and Procedures
Our audit committee charter provides that the audit committee shall pre-approve all auditing and non-auditing services of the independent registered public accounting firm, subject to de minimus exceptions for other than audit, review or attest services that are approved by the audit committee prior to completion of the audit. Alternatively, our audit committee charter provides that the engagement of the independent auditor may be entered into pursuant to pre-approved policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular services and the audit committee is informed of each service. All services provided by the independent registered public accounting firm have been pre-approved by our audit committee.
PART IV
Item 15: Exhibits, Financial Statement Schedules
(a)(1) Financial Statements (included in Item 8 to the Original 10-K)

Original
10-K Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows for years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for years ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7 to F-28
(a)(2) All other schedules have been omitted because the required information is inapplicable or is shown in the Notes to the Financial Statements.

(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.	Description

2(i)
Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3(i)	Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

3(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3(iii)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

3(iv)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

10(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

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

10(xviii)*	2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006.)

10(xix)*	Form of Stock Option Agreement for awards under 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007.)

10(xx)
Placement Agency Agreement dated April 11, 2007 by and between the Company and A.G. Edwards & Sons, Inc. and C.K. Cooper & Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007.)

10(xxi)	Form of Subscription Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007.)

10(xxii)*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007.)

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

10(xxv)	Letter Agreement dated August 22, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008.)

Exhibit No.	Description
21(i)	Subsidiary List (filed as Exhibit 21(i) to the Original 10-K).

23(i)	Consent of Independent Petroleum Engineers and Geologists (filed as Exhibit 23(i) to the Original 10-K).

23(ii)	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23(ii) to the Original 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Original 10-K).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Original 10-K).

*	Management contracts or compensatory plans or arrangements.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of April, 2009.

American Oil & Gas, Inc.
/s/ Andrew P. Calerich
Andrew P. Calerich
President
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick D. O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman (Principal Executive Officer)	April 24, 2009

/s/ Andrew P. Calerich	President and Director	April 24, 2009
Andrew P. Calerich

/s/ Joseph B. Feiten Joseph B. Feiten	Chief Financial Officer (Principal Financial Officer)	April 24, 2009

/s/ Nick DeMare	Director	April 24, 2009
Nick DeMare

/s/ C. Scott Hobbs	Director	April 24, 2009
C. Scott Hobbs

/s/ Jon R. Whitney	Director	April 24, 2009
Jon R. Whitney

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Original 10-K).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Original 10-K).