Form 10-K/A
period 2008-12-31
AMERICAN OIL & GAS INC
filed 2009-09-22
CIK 1120916

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No Not required.
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
The number of shares of registrant’s common stock outstanding as of September 21, 2009 was 48,307,399 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
American Oil & Gas, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “Original 10-K”) as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 24, 2009 (“Amendment No. 1”). Amendment No. 1 replaced in Items 10, 11, 12, 13 and 14 Proxy Statement references with the relevant information expected to be provided in the definitive Proxy Statement for the Company’s 2009 Annual Meeting.
This Amendment No. 2, conforms Items 11, 12 and 13 to the related disclosures in the aforementioned definitive Proxy Statement and makes additional changes to Items 1, 1A, and 10 through 13 in response to comments made by the SEC Staff in connection with its review of the aforementioned Annual Report on Form 10-K and Amendment No. 1 thereto.
Item 1 and 1A are included in this Amendment No. 2 in their entirety, as required by SEC rules, but the only changes to those items are as follows:
•	Item 1 Business is amended in the subsection “Customers” to disclose the percentage of oil and gas sales that each of the named customers accounted for.

•
In the first paragraph of Item 1A Risk Factors, the phrase “and in documents we incorporate by reference” is deleted at the end of the second sentence, which now reads, “In evaluating our company, you should consider carefully, among other things, the factors and the specific risks set forth below.” Added to the first paragraph is the sentence, “Our business operations could be affected by additional factors that apply to all companies operating in the United States and globally, as well as other risks that are not precisely known to us or that we currently consider to be immaterial to our operations.”

The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the changes to Items 1, 1A, and 10 through 13, the updates to the cover page and the filing of related certifications, this Amendment No. 2 makes no other changes to the Original 10-K as amended by Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

AMERICAN OIL & GAS, INC.
FORM 10-K/A

As used in this document, “American”, “Company”, “we”, “us” and “our” refer to American Oil & Gas, Inc. and its subsidiary.

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
We have a management team experienced in building large acreage positions in the Rocky Mountain region. In many instances, these areas have been overlooked by other companies and have resulted in the ability to acquire substantial project size at relatively low cost. In September and October 2008, we sold two non-core acreage positions for $31.7 million in cash, which exceeded by $23 million our direct costs for the properties sold. Recognized gain in 2008 was limited to $16.5 million under full cost accounting rules. We believe that our existing project portfolio provides us with the opportunity to rapidly grow reserves and cash flow if we are able to prove that our acreage positions can be developed in a commercial fashion.
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
Competition
We operate in the highly competitive oil and gas areas of acquisition and exploration — areas in which other competing companies have substantially larger financial resources, operations, staffs and facilities. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.
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

Customers
During calendar year 2008, we had three major customers accounting for 63% of oil and gas sales that year: DCP Midstream LLC (31%), Shell Trading (US) Company (17%) and Wyoming Refining Company (15%). During 2007, we had four major customers accounting for 81% of our oil and gas sales that year: DCP Midstream LLC (36%), Wyoming Refining Company (19%), Shell Trading (US) Company (13%) and Nexen Marketing U.S.A., Inc. (13%). Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.
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
Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.
Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.
It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.
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
NGL. Natural gas liquids
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
Item 1A: Risk Factors
You should be aware that the occurrence of any of the events described in this section and elsewhere in this annual report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, liquidity and results of operations. In evaluating our company, you should consider carefully, among other things, the factors and the specific risks set forth below. This annual report contains “forward-looking statements” that involve risks and uncertainties. Some of the following risks relate principally to the industry in which we operate and to our business. Other risks relate principally to the securities markets and ownership of our common shares. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, the trading price of your shares could decline, and you may lose all or part of your investment. Our business operations could also be affected by additional factors that apply to all companies operating in the United States and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial to our operations. To better appreciate this discussion of risks, we encourage you to first read the descriptions of our business and assets in Item 2 “Properties” of this Part I and read Part 2 of this Form 10-K.
Risks related to our industry, business and strategy
We have incurred losses from operations in the past and may do so in the future.
Although we had net income in 2006, we incurred a net loss in 2007 and in 2008. Our future financial results depend primarily on our ability to discover commercial quantities of oil and gas and to implement our exploration and development program. We cannot predict that our future operations will be profitable. In addition, our operating results may vary significantly during any financial period. These variations may be caused by significant periods of time between discovery and development of oil or gas reserves in commercial quantities.
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
The oil and natural gas industry is capital intensive. We make, and expect to continue to make, substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with sales of our securities, sale of certain oil and gas properties and, to a lesser extent, from cash generated by operations. We intend to finance our known capital expenditures for 2009 primarily with existing capital. We currently do not generate meaningful cash flow from our oil and natural gas production, even though our future depends on our ability to generate oil and natural gas operating cash flow. We may generate additional capital to fund increases in capital expenditures through any of: (i) the sale of some oil and gas lease interests, (ii) additional sales of our securities, and/or (iii) debt financing. We may not be able to obtain equity or debt financing on terms favorable to us, or at all. Our ability to grow our oil and natural gas reserves and cash flow may be severely impacted if we are unable to obtain equity or debt financing as we may not be able to continue to drill all or some of our projects.
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
The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell and for many of our wells, sales and use taxes on significant portions of our drilling and operating costs. In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. U.S. President Obama has recently proposed sweeping changes in federal laws on the income taxation of small oil and gas exploration and production companies such as us. President Obama has proposed to eliminate allowing small US oil and gas companies from (i) deducting intangible US well costs as incurred and (ii) taking percentage depletion deductions. Many states have raised state taxes on energy sources, and additional increases may occur. Changes to the laws could adversely affect our business and our financial results.

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
We could be adversely impacted by customer(s) and industry partners unable to meet their obligations
Substantially all of our accounts receivable arise from oil and natural gas sales or joint interest billings to third parties in the oil and gas industry. Our financial results could be adversely impacted by one or more of such third parties being unable to meet their obligations to us.
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
We may issue debt and/or up to 24.1 million shares of preferred stock without action by our stockholders. Rights or preferences of the debt or preferred shares could include, among other things:
•	the establishment of principal and interest obligations or dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders,
•	a security interest in some or all of our assets that could be foreclosed upon in the event of default of a loan agreement or similar instrument,
•	greater or preferential liquidation rights which could negatively affect the rights of common stockholders and
•	the right to convert the debt or preferred stock at a rate or price which would have a dilutive effect on the outstanding shares of common stock.
PART III
Item 10: Directors, Executive Officers and Corporate Governance
Board of Directors
The following table sets forth each of the Company’s directors’ name, age, and positions and offices with the Company. The expiration of each of their current terms as directors of the Company expires at the next annual meeting of the Company’s stockholders.

Name	Age*	Position

Patrick D. O’Brien	60	Chief Executive Officer and Chairman of the Board of Directors

Andrew P. Calerich	44	President, Treasurer and Director

Jon R. Whitney	65	Director

C. Scott Hobbs	55	Director

Nick DeMare	54	Director

*	Ages of directors and officers disclosed in Item 10, as amended, are as of June 23, 2009, consistent with ages in the Definitive Proxy Statement filed on June 23, 2009.

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
Jon R. Whitney has served as a director since February 2005. Mr. Whitney began his employment with Colorado Interstate Gas Company, a natural gas transmission company, on October 1, 1968 as an accountant and in 1970 was promoted to accounting supervisor. Mr. Whitney joined the regulatory area in 1971 and in 1973 was promoted to Vice President, Regulatory Affairs and Controller. He was subsequently promoted to Senior Vice President and then Executive Vice President, with the additional responsibilities of Administration, Marketing, Engineering and Operations. In 1990, he was promoted to President and Chief Executive Officer and ultimately held various officer positions with 15 different companies within the corporate family until a merger with the El Paso Corporation in 2001. He also has held committee positions with the Interstate Natural Gas Association of America and the American Gas Association and has held directorships with several outside companies and community organizations. Prior to his employment with Colorado Interstate Gas Company, he was a Certified Public Accountant in private practice. Since 2001, Mr. Whitney has been a member of Peak Energy Ventures, LLC, a natural gas consulting company.
C. Scott Hobbs has served as a director since July 2008. Mr. Hobbs has been in the energy industry for over 30 years and is presently the managing member of his consulting firm, Energy Capital Advisors, LLC. Over the last eight years as a principal of Energy Capital Advisors, LLC and Peak Energy Ventures, LLC, Mr. Hobbs has provided consulting and advisory services to state government, investment bankers, private equity firms, and other investors evaluating major projects, acquisitions, and divestitures principally involving oil and gas pipelines, processing plants, power plants, and gas distribution assets. He presently serves as a director of Buckeye Partners, L.P. and CVR Energy, Inc., both public reporting companies. From February 2005 until March 2006, Mr. Hobbs served as Executive Chairman of Optigas, Inc., and prior to that from January 2004 until February 2005 as President and Chief Operating Officer of Evergreen Energy Inc. (f/k/a Kfx, Inc.). From 1977 until 2001 he worked for the Coastal Corporation last serving as Executive Vice President and Chief Operating Officer for Colorado Interstate Gas and its affiliate pipeline operations in the Rocky Mountain region. In his different positions at Coastal’s pipeline subsidiaries, Mr. Hobbs was responsible for operations, engineering, regulatory compliance, and all commercial activities including gas transportation and storage, gathering and processing, gas production and development, and merchant activities. Prior to joining the Coastal Corporation, Mr. Hobbs worked for Price Waterhouse and Co. in New Orleans, LA. He received a Bachelor of Science degree in Accounting from Louisiana State University and holds a CPA license in inactive status.

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

Names of Reporting Issuers	Positions Held	Market

Aguila American Resources Ltd.	Director	TSXV
Andean American Mining Corp.	Director	TSXV
Astral Mining Corp.	Director	TSXV
Salazar Resources Ltd.	Director	TSXV
Enterprise Oilfield Group, Inc.	Director	TSXV
GGL Diamond Corp.	Director	TSXV
GeoPetro Resources Company	Director	NYSE Amex
Golden Peaks Resources Ltd.	Director	TSXV
Halo Resource, Ltd.	Director, CFO	TSXV
Kola Mining Corp.	Director	TSXV
Lariat Resources Ltd.	Director	TSXV
Mawson Resources Limited	Director	TSXV
Mirasol Resources Ltd.	Director	TSXV
Tinka Resources Limited	Director	TSXV
Tumi Resources Limited	Director	TSXV
Executive Officers:
Joseph B. Feiten, 57, has served as Chief Financial Officer since June 29, 2006. A Certified Public Accountant for the past 35 years, Mr. Feiten served as Chief Financial Officer for publicly traded Tipperary Corporation from June 2002 until its acquisition by Santos, Ltd in late October 2005, for $466 million. Tipperary was a Denver-based independent oil and natural gas exploration, development and production company. From November 2005 through February 2006, Mr. Feiten was employed by Santos USA, as Vice-President of Accounting for Tipperary Corporation to assist in the transition of Tipperary operations to subsidiaries of Santos, Ltd. From March 2006 through June 28, 2006, Mr. Feiten was taking time off for family and church activities. He also provided accounting consulting services to American from April 24, 2006 through May 11, 2006. From June 1974 through May 2000, Mr. Feiten was a CPA with PricewaterhouseCoopers, serving 18 of the last 20 years there as a national or global director in its energy and mining program. Mr. Feiten holds a BSBA in accounting and an MBA from the University of Denver. He is the co-author of the 4th (1996) and 5th (2000) editions of Petroleum Accounting Principles, Procedures, & Issues, the world’s leading reference book on U.S. financial accounting rules for the exploration, development and production of oil and natural gas.
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
Audit Committee.
The audit committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The audit committee also reviews and approves the scope and performance of the Company’s independent registered public accounting firm. In 2008, the audit committee consisted of Nick DeMare, Jon Whitney, M.S. Minhas (who resigned from the Company’s board of directors in July 2008) and C. Scott Hobbs (who was appointed to the Company’s board of directors in July 2008), with Mr. DeMare being appointed the Chairman of the committee. A copy of the audit committee’s charter can be found on our website at http://www.americanog.com. The audit committee reviews and assesses the adequacy of the audit committee charter annually. The board of directors has determined that all of the current committee members are “audit committee financial experts” as that term is used in SEC rules requiring that at least one member of the audit committee be an “audit committee financial expert.”
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
All elements of our compensation are valued and compared, although for 2008 we did not establish specific company and individual target performance goals in determining the compensation for our executives.
In reviewing our officers’ 2008 compensation levels, our Compensation Committee considered management-prepared tables of what our publicly traded peers pay to their officers, as disclosed in recent SEC filings by our peers. Our peers for compensation analysis typically are US-based companies whose primary business is exploration and production of oil and natural gas and whose size or market capitalization is similar to ours. For the Committee’s annual officer compensation reviews in January 2008 and January 2009, the peer group consisted of twenty-five and seventeen companies, respectively.
The January 2008 Peer Group’s twenty-five companies were Abraxas Petroleum (AXAS), BPZ Resources (BPZ), Brigham Exploration (BEXP), Cano Petroleum (CFW), Contango Oil & Gas (MCF), Double Eagle Petroleum (DBLE), Dune Energy (DNE), Evolution Petroleum (EPM), Far East Energy (FEEC.OB), Foothills Resources (FTRS.OB), FX Energy, Inc. (FXEN), Gasco (GSX), Gastar Exploration (GST), GeoPetro Resources (GPR), Infinity Energy Resources (IFNY.PK), Kodiak Oil & Gas (KOG), New Frontier Energy (NFEI.OB), NGAS Resources (NGAS), Panhandle Oil & Gas (PHX), PetroQuest Energy (PQ), PetroResources (now Magnum Hunter Resources, MHR), RAM Energy (RAME), StormCat Energy (SCU), Tengasco (TGC), and Teton Energy (TEC).
The January 2009 Peer Group’s seventeen companies were Abraxas Petroleum (AXAS), Approach Resources (AREX), Aurora Oil & Gas (AOGS), Brigham Exploration (BEXP), Cano Petroleum (CFW), Double Eagle Petroleum (DBLE), Energy Partners Ltd. (EPL), Gasco (GSX), GeoMet (GMET), GeoResources (GEOI), Kodiak Oil & Gas (KOG), NGAS Resources (NGAS), Quest Resource (QRCP), RAM Energy (RAME), REX Energy (REXX), Teton Energy (TEC), and TXCO Resources (TXCOQ.PK). Changes in this list from that of the January 2008 list generally were due to changes in companies’ size and operational characteristics in comparison to our characteristics.
Our CEO’s $95,000 salary in 2008 was lower than any of January 2008 and January 2009 Peer Groups’ CEO annual salaries, which averaged $372,639 and $332,556, respectively. On January 14, 2009, our Board of Directors increased the CEO’s annual salary to $142,500 and awarded him a $50,000 cash bonus. As the largest individual shareholder in the Company, our CEO continues to have substantial motivation and potential reward beyond his direct CEO compensation to do his best as CEO and Chairman of the Board in enhancing shareholder value.
The other four Named Executive Officers received in 2008 cash compensation (salaries and bonuses) that collectively averaged 95% (and individually ranged from 91% to 104%) of the median cash compensation of their counterparts’ salaries and bonuses in the January 2008 Peer Group. On January 14, 2009, our Board of Directors increased the annual salaries of these four NEOs and awarded each of them a $50,000 cash bonus. The increased salaries collectively averaged 100% (and individually ranged from 94% to 103%) of the median cash compensation of their counterparts in the January 2009 Peer Group. The median of those counterparts’ reported bonuses approximated $45,000.
Base Salary
Base salary is designed to provide competitive levels of base compensation to our executives and be reflective of their experience, duties and scope of responsibilities. We pay competitive base salaries required to recruit and retain executives of the quality that we must employ to ensure the success of our Company. The Company’s compensation committee, which is comprised of all non-employee directors, determines the appropriate level and timing of increases in base compensation for the NEOs.

In making determinations of salary levels for the named executives, the compensation committee considers the entire compensation package for executive officers, including the equity compensation provided under long-term compensation plans. The Company intends for the salary levels to be consistent with competitive practices of comparable institutions and each executive’s level of responsibility. The compensation committee reviews and recommends to the Board of Directors adjustments in the base salaries of the Company’s executive officers when deemed appropriate, with consideration of several factors, most notably the following:
•	the executive officer’s long-term employment agreement;
•	the executive officer’s entire compensation package;
•	the qualifications, experience and performance of the particular executive officer;
•	the compensation paid to persons having similar duties and responsibilities in other competitive institutions; and
•	the nature of the Company’s business, the complexity of its activities and the importance of the executive’s experiences to the success of the business.
Cash Bonuses
Cash bonus awards are an important periodic tool in rewarding individual performance. Cash bonuses also help, in addition to other parts of an overall compensation package, to attract and retain executive officers. On a periodic basis, cash bonuses may be awarded to executive officers based on a subjective evaluation of the performance of the Company and such individual. Cash bonuses are discretionary and not awarded pursuant to a formal plan or an agreement with any executive officer.
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

								Pensions &
					Stock	Option	Non-Equity	Deferred	All Other
Name and Principal					Awards	Awards	Incentive Plan	Earnings	Compensation
Position	Year		Salary	Bonus	(A)	(A)	Compensation	(B)	(C)	Total
Patrick O’Brien,	2008		$95,000	$30,000	—	—	—	—	$19,393	$144,393
Chief Executive Officer	2007		$95,000	—	—	—	—	—	$15,986	$110,986
	2006		$95,000	—	—	—	—	—	$15,158	$110,158

Andrew Calerich,	2008		$180,000	$30,000	—	$159,337	—	—	$28,751	$398,088
President	2007		$151,667	$25,000	—	$158,902	—	—	$25,502	$361,071
	2006		$95,000	—	—	$269,479	—	—	$20,077	$384,556

Joseph Feiten,	2008		$170,000	$30,000	—	$50,639	—	—	$35,816	$286,455
Chief Financial Officer	2007		$161,333	$20,000	—	$75,559	—	—	$12,187	$269,079
	2006	(1)	$64,091	—	—	$132,797	—	—	$4,322	$201,210

Don Schroeder,	2008		$150,000	$30,000	$23,360	$62,371	—	—	$27,707	$293,438
VP of Land	2007	(2)	$115,568	—	$49,640	$79,289	—	—	$20,330	$264,827
	2006		—	—	—	—	—	—	—	—

Peter Loeffler,	2008		$165,000	$30,000	$116,800	$58,075	—	—	$32,413	$402,288
VP of Exploration & Development	2007	(3)	$90,000	—	$63,267	$57,812	—	—	$14,019	$225,098
	2006		—	—	—	—	—	—	—	—

(A)
The amounts in these columns reflect the dollar amount expensed for financial statement reporting purposes for the fiscal year ended December 31, 2006, 2007 or 2008, as applicable, in accordance with FAS 123(R) of awards and thus may include amounts from awards granted in and prior to such year.

(B)	This column reflects changes in pension value and non-qualified deferred compensation earnings. The Company has no pension plans or non-qualified deferred compensation plans.

(C)	Other Compensation primarily consists of health and dental insurance, Company contributions to 401(k) accounts and smaller amounts for office parking and life insurance.

(1)	Mr. Feiten’s employment with the Company started on June 29, 2006.

(2)	Mr. Schroeder’s employment with the Company started on February 12, 2007.

(3)	Mr. Loeffler’s employment with the Company started on June 15, 2007.

2008 Grants of Plan Based Awards

									All Other
		Estimated Future			Estimated Future			All Other	Option Awards:
		Payouts Under Non-			Payouts Under			Stock Awards:	Number of		Exercise or	Grant Date Fair
		Equity Incentive Plan			Equity Incentive Plan			Number of	Securities		Base Price	Value of Stock
	Grant	Awards			Awards			Shares of Stock	Underlying		of Option	and Option
	Date	A*	B*	C*	A*	B*	C*	or Units	Options		Awards ***	Awards

Patrick O’Brien	—	—	—	—	—	—	—	—	—		—	—

Andrew Calerich	—	—	—	—	—	—	—	—	—		—	—

Joseph Feiten	4/17/08	—	—	—	—	—	—	—	90,000		$3.37	$94,500
	11/5/08	—	—	—	—	—	—	—	340,000	**	$2.00	$183,600	**

Don Schroeder	4/17/08	—	—	—	—	—	—	—	90,000		$3.37	$94,500
	11/5/08	—	—	—	—	—	—	—	340,000	**	$2.00	$183,600	**

Peter Loeffler	4/17/08	—	—	—	—	—	—	—	90,000		$3.37	$94,500
	11/5/08	—	—	—	—	—	—	—	210,000	**	$2.00	$113,400	**

*	A = Threshold. B = Target. C = Maximum

**
Options granted on 11/5/08 were in exchange for the surrender of options granted on 4/17/08 and surrender of all options granted prior to 2008 for the same number of shares as granted on 11/5/08. All previously granted options were surrendered except Mr. Loeffler did not exchange that portion of the 4/17/08 option vesting on 4/17/09 for 30,000 shares.

***
The $3.37 exercise price corresponds to the $3.37 stock closing price at the date of grant. The $2.00 exercise price was set by the board of directors on the date such options were approved, November 5, 2008, when the Company’s common stock closed at $1.55 per share. All stock options granted in 2008 to these officers were under the 2006 Stock Incentive Plan other than (i) the options granted to Don Schroeder and (ii) a portion (280,000 shares) of the options granted to Joseph Feiten; which were granted under the 2004 Plan.

2008 Outstanding Equity Awards at Fiscal Year-End (December 31, 2008)

	Option Awards						Stock Awards
			Equity
			Incentive
			Plan Awards:					Market	Unearned	Market
			Number of				Number of	Value of	shares in	Value of
			Securities				Shares or	Shares or	Equity	Unearned
	Number of Securities		Underlying				Units of	Units of	Incentive	Shares in
	Underlying Unexercised		Unexercised	Option	Option		Stock That	Stock That	Plan	Equity Plan
	Options (#)		Unearned	Exercise	Expiration		Have Not	Have Not	Awards(#),	Awards ($),
Name	Exercisable	Unexercisable	Options	Price	Date		Vested (#)	Vested ($)	Note (A)	Note (B)

Patrick O’Brien	125,000	—	—	$1.25	7/15/2009	*	—	—	—	—
Patrick O’Brien	125,000	—	—	$1.25	7/14/2010	*	—	—	—	—

Andrew Calerich	333,333	—	166,667	$3.66	10/21/2013	**	—	—	—	—

Joseph Feiten	—	—	340,000	$2.00	11/5/2016	**	—	—	—	—

Don Schroeder	—	—	340,000	$2.00	11/5/2016	**	—	—	16,000	$12,800

Peter Loeffler	—	—	210,000	$2.00	11/5/2016	**	—	—	100,000	$80,000
Peter Loeffler	—	—	30,000	$3.37	4/17/2014		—	—	—	—

(A)	This column refers to number of unearned shares, units or other rights that have not vested with regards to Equity Incentive Plan awards.

(B)	This column refers to the market or payout value of unearned shares, units or other rights that have not vested with regards to Equity Incentive Plan awards.

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

Potential Payments Upon Termination
Under current officer employment agreements, in the event that the board of directors determines, in its sole discretion, that it is in the best interests of the Company to terminate Patrick O’Brien, Andrew Calerich, Joseph Feiten, or Peter Loeffler, and the board of directors does not desire to base such termination for “Cause” (as defined in their respective employment agreements), then such terminated officer’s compensation and benefits will continue for three months (six months for Mr. Loeffler) after the effective date of such termination. For example, if the Board of Directors had terminated Mr. O’Brien, Mr. Calerich, Mr. Feiten and Mr. Loeffler at December 31, 2008, without Cause, such termination payments would have been $23,750, $45,000, $42,500 and $82,500, respectively, plus fringe benefits of less than $10,000.
Potential Payments Upon Change In Control
At December 31, 2008, the named executive officers had no rights to receive additional compensation upon a change in control of the Company, except: (a) the accelerated vesting of Mr. Loeffler’s rights to 100,000 shares of the Company’s common stock and (b) the accelerated vesting of stock options classified as “unearned” in the accompanying table “2008 Outstanding Equity Awards at Fiscal Year-End.” At December 31, 2008, such options had exercise prices more than double the $0.80 per share closing price of our common stock on that date, whereby the accelerated vesting of such options would have had less than $7,000 of value per affected named executive officer if there had been a change in control on December 31, 2008.

2008 Director Compensation Table
The following table contains information pertaining to the compensation of the Company’s board of directors for the 2008 fiscal year.

					Change
					in Pension Value
	Fees				and Nonqualified
	Earned			Non-Equity	Deferred
	Or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Patrick O’Brien	—	—	—	—	—	—	—
Andrew Calerich	—	—	—	—	—	—	—
Jon Whitney	—	—	$48,750	—	—	—	$48,750
Scott Hobbs	—	—	$30,000	—	—	—	$30,000
Nick DeMare	—	—	$48,750	—	—	—	$48,750
M.S. Minhas	—	—	$24,375	—	—	—	$24,375
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

	Number of Shares
	of Common Stock		Percent of Shares of
	Beneficially		Common Stock
Name (1)	Owned		Outstanding**
Patrick D. O’Brien	2,873,859	(2)	5.92%
Andrew P. Calerich	1,468,853	(3)	3.01%
Nick DeMare	408,300	(4)	*
C. Scott Hobbs	86,000	(5)	*
Jon R. Whitney	195,000	(6)	*
Joseph B. Feiten	88,000	(7)	*
Don E. Schroeder	29,000		*
Peter T. Loeffler	160,000	(8)	*
Bobby G. Solomon	2,619,858	(9)	5.42%

Executive officers and directors as a group (9 persons)	7,928,870		16.35%
Kendall V. Tholstrom	2,433,858	(10)	5.04%
Wellington Management Company, LLP	3,021,265	(11)	6.25%
75 State Street, Boston, MA 02109
North Finn LLC	2,910,000	(12)	5.68%
950 Stafford, Casper, WY 82609

*	Less than 1% of the issued and outstanding shares of the class.

**	Percentage is calculated on the basis of 48,307,399 shares, the total number of shares of voting common stock outstanding on April 18, 2009.

(1)	Unless otherwise stated, the address for each person in this table is 1050 17th Street, Suite 2400, Denver, Colorado 80265.

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

(11)
Based upon Amendment No. 4 to Schedule 13G dated February 17, 2009. According to Amendment No. 4 to Schedule 13G, Wellington Management Company, LLP (“Wellington Management”), in its capacity as investment adviser, may be deemed to beneficially own 3,021,625 shares of American which are held of record by clients of Wellington Management whereby Wellington Management has shared voting power with respect to 3,021,265 shares, and shared power to dispose of 3,021,265 shares.

(12)
Includes an option to acquire 2,900,000 common shares in exchange for giving us certain oil and gas properties, as further explained in Note 13 to the audited financial statements contained in this Form 10-K for the fiscal year ended December 31, 2008. North Finn LLC has until July 31, 2012 to exercise the option and transfer the properties to us. Either of North Finn LLC’s two managers, Wayne Neumiller or Mike Neumiller (the “Managers”) have the power to exercise North Finn LLC’s option to acquire 2,900,000 shares of our common stock and to vote or dispose of such shares if acquired. North Finn LLC owned 10,000 shares of our common stock, of which either Manager has the power to vote or dispose.

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
North Finn beneficially owns 5.68% of our common stock (including an option to acquire approximately 5.67% of our common stock) as noted in Item 12 above. North Finn is not a related party for financial reporting purposes because its beneficial ownership is less than 10% of our outstanding common shares, but it is a related party for Item 13 disclosure of transactions with greater-than-five-percent stockholders (and their affiliates). In 2008, in accordance with participation agreements entered into between the Company and North Finn, we paid a total of $9,951,449 in reimbursements to North Finn for our working interest share of oil and gas project costs paid by North Finn to project vendors. In 2008, we received a total of $1,852,793 from North Finn to either (a) reimburse us for its share of project costs (primarily lease acquisition costs) that we paid to project vendors or (b) pay us our proportionate share of project revenues received by North Finn on behalf of project working interest owners.
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

10	(xxi)	Form of Subscription Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2007.)

10	(xxii)*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007.)

Exhibit No.		Description

10	(xxiii)
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

10	(xxv)	Letter Agreement dated August 22, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008.)

21	(i)	Subsidiary List (filed as Exhibit 21(i) to the Original 10-K).

23	(i)	Consent of Independent Petroleum Engineers and Geologists (filed as Exhibit 23(i) to the Original 10-K).

23	(ii)	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23(ii) to the Original 10-K).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Original 10-K).

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Original 10-K).

*	Management contracts or compensatory plans or arrangements
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of September, 2009.

American Oil & Gas, Inc.
/s/ Andrew P. Calerich
Andrew P. Calerich
President

/s/ Joseph B. Feiten
Joseph B. Feiten Chief Financial Officer (principal financial officer and principal accounting officer)