Form 10-Q/A
period 2009-09-30
AMERICAN OIL & GAS INC
filed 2009-11-16
CIK 1120916

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

EXPLANATORY NOTE
This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as initially filed with the Securities and Exchange Commission on November 6, 2009 (“Original 10-Q”). This amendment provides in Part II’s Item 4 the voting results of our Annual Meeting of Shareholders held on July 23, 2009. This amendment does not amend or update any other information set forth in the November 6, 2009 filing.
Part II, Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
American Oil & Gas, Inc. held its annual meeting of shareholders on July 23, 2009. At the meeting, five individuals were re-elected as the Company’s five Directors pursuant to the following votes:

	Shares Voted
Nominee	For	Against	Abstain	Total
Patrick D. O’Brien	35,961,589	1,552,294	94,381	37,608,264
Andrew P. Calerich	35,842,465	1,685,373	80,426	37,608,264
C. Scott Hobbs	32,957,164	4,567,111	83,989	37,608,264
Nick DeMare	32,251,498	5,244,212	112,554	37,608,264
Jon R. Whitney	32,772,874	4,722,836	112,554	37,608,264
Shareholders ratified the appointment of HEIN & ASSOCIATES LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, with 37,399,921 votes for ratification, 179,483 votes against and 28,860 votes abstaining for a total of 37,608,264 votes and no broker non-votes. The Company had 47,879,899 common shares outstanding as of the June 23, 2009 record date.
Shareholders also amended the Company’s 2006 Stock Incentive Plan with 16,314,137 votes in favor of the amendment, 3,800,347 votes against, 57,285 votes abstaining for a total of 20,171,769 votes and 17,436,495 broker non-votes. The amendment was an increase in the number of common stock shares authorized under the 2006 Stock Incentive Plan by 1,500,000 shares to a total of 3,000,000 shares.
Item 6. EXHIBITS

Exhibit No.	Description
3(iv)	Bylaws of the Company (as revised on June 12, 2009). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 18, 2009.)
31.1	302 Certification of Chief Executive Officer
31.2	302 Certification of Chief Financial Officer
32.1	906 Certification of Chief Executive Officer (furnished as Exhibit 32.1 to Original 10-Q)
32.2	906 Certification of Chief Financial Officer (furnished as Exhibit 32.2 to Original 10-Q)

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Pat O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors (principal executive officer)	November 16, 2009

/s/ Joseph B. Feiten Joseph B. Feiten	Chief Financial Officer (principal financial officer and principal accounting officer)	November 16, 2009

2