Form 10-K
period 2009-12-31
AMERICAN OIL & GAS INC
filed 2010-03-15
CIK 1120916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-31900
AMERICAN OIL & GAS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0451554 (I.R.S. Employer Identification Number)
1050 17th Street, Suite 2400 Denver, Colorado 80265
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (303) 991-0173

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.001 par value per share	NYSE Amex (formerly the American Stock Exchange)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009 was $31,658,346. The number of shares of registrant’s common stock outstanding as of March 8, 2010 was 57,562,956 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III hereof.

AMERICAN OIL & GAS INC.
FORM 10-K

As used in this document, “American”, “Company”, “we”, “us” and “our” refer to American Oil & Gas Inc. and its subsidiary.

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
The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:
•
significant unforeseen events that have global or national impact such as (1) major political disruptions, (2) extended economic downturns, and (3) technological breakthroughs in producing oil and natural gas or in producing alternative forms of energy,

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

Item 1: Business
We are an independent oil and gas exploration and production company, engaged in acquiring oil and gas mineral leases and the exploration and development of crude oil and natural gas reserves and production in the US Rocky Mountain region. We were incorporated in the State of Nevada on February 15, 2000.
Our management team has focused on building large acreage positions in the Rocky Mountain region and performing initial drilling and completion activities in an attempt to establish commercial production in these areas. We anticipate we may need to drill multiple uneconomic wells to understand the best way to drill, complete and stimulate wells and establish commercial production. In order to reduce or eliminate our financial exposure in early drilling, we typically use industry joint venture relationships and allow other companies to pay for all or a disproportionate share of initial drilling costs in return for an ownership position in these areas. We have also, at times, sold out of our ownership in certain areas in order to redeploy capital into project areas that we feel offer a better risk-to-reward profile.
In conjunction with the strategy, we signed a letter of intent in February 2010 to sell our acreage positions (approximately 97,000 net acres in 170,000 gross acres), including productive and non-productive wellbores, in the Powder River Basin of Wyoming (areas we call Fetter and Krejci). We expect to close on this sale by March 31, 2010 and to receive approximately $44 million.
Currently, in addition to the Power River Basin acreage expected to be sold shortly, we control the following:
•	Approximately 111,000 gross (76,000 net) acres in our Goliath Project, located in the Williston Basin, North Dakota and
•	Approximately 213,000 gross (131,000 net) acres in our Bigfoot Project, located in the U.S. Rocky Mountain area.
Our proved oil and gas reserves are summarized in Item 2 Properties of this Annual Report on Form 10-K.
We are now devoting much of our human and financial resources in the Williston Basin of North Dakota, where we are focusing on the potential for production from the Bakken and Three Forks formations in the Goliath project area. We have been managing this project since October 2005, when we made our initial acreage acquisition of approximately 25,000 net acres. Through continued leasing, and three separate transactions in late 2009, we now control approximately 76,000 net acres in the Goliath project.
Our 76,000 net acre position is expected to be reduced by approximately 7,500 net acres through a joint venture agreement with another company that agreed to pay 100% of the cost to drill, complete, stimulate and equip an approximate 20,000’ total measured depth Bakken well at Goliath. As of March 14, 2010, this well has been drilled, completed and recently fracture stimulated, and in a few days we should have initial production rates. Additional drilling is underway at Goliath, as we continue to evaluate the area for commercial production.
We have attempted to retain a strong balance sheet, and at December 31, 2009, we had over $40 million in cash and no debt.
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
Customers
The table below shows for the calendar years 2009, 2008 and 2007 the percentages of our oil and gas revenues for major customers, i.e., those who each account for more than 10% of the year’s oil and gas sales:

Major Customers	2009	2008	2007
DCP Midstream LLC	38%	31%	36%
Wyoming Refining Company	23%	15%	13%
Shell Trading (US) Company	10%	17%	19%
Nexen Marketing U.S.A., Inc.			13%

Total	71%	63%	81%

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

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ''hazardous substances.’’ At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ''solid wastes’’ and ''hazardous wastes,’’ certain oil and gas materials and wastes are exempt from the definition of ''hazardous wastes.’’ This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency (“EPA”) and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.
The Kyoto Protocol to the United Nations Framework Convention on Climate Change went into effect in February 2005 and requires all industrialized nations that ratified the Protocol to reduce or limit greenhouse gas emissions to a specified level by 2012. The United States has not ratified the Protocol, and the U.S. Senate has not passed proposed legislation directed at reducing greenhouse gas emissions. However, there is increasing public pressure from environmental groups and some states for the United States to develop a national program for regulating greenhouse gas emissions, and several states have already adopted regulations or announced initiatives focused on decreasing or stabilizing greenhouse gas emissions associated with industrial activity, primarily carbon dioxide emissions from power plants. The oil and natural gas exploration and production industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could impact our future operations. Our operations are not currently adversely impacted by current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. However, future laws or regulations could result in substantial expenditures or reduced demand for oil or natural gas.
The federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. EPA has recently deemed carbon dioxide (“CO2”) to be a public danger which presumably will lead to regulation in a manner similar to other pollutants. EPA has recently initiated rulemaking for inventory of CO2 and other greenhouse gases. We believe that the operators of the properties in which we have an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties.
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

Seasonality
Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and warmer summer months but decrease during the spring and fall months (“shoulder months”). Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter and summer requirements during the shoulder months, which can lessen seasonal demand fluctuations.
Employees
At December 31, 2009, we had seventeen full time employees. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Website and Codes of Ethics
Our website address is http://www.americanog.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filed or furnished to the SEC. Additionally, posted on our website are our Code of Ethics (for senior financial management) and our Code of Business Conduct and Ethics (for all employees, officers and directors) and the Charters for our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee. The codes of ethics and the committee charters are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at 1050 17th Street, Suite 2400, Denver, Colorado 80265.
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
Carried Working Interest. A working interest in the drilling and/or completion of well(s) for which the owner (the carried party) has another party (the carrying party) not owning the working interest paying the working interest’s portion of specified drilling and/or completion costs, pursuant to a prior agreement between the carried and carrying parties. Such an agreement might provide that the carrying party receive from the carried party working interest(s) in other undrilled acreage in consideration for paying the carried party’s share of well drilling and completion costs.
Completion. The installation of permanent equipment for the production of oil or natural gas.

Condensate. Condensate is a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
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
Proved developed reserves. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved reserves. Proved oil and gas reserves as defined by the SEC in SEC S-X Regulation 4-10(a), summarized as follows:
The estimated quantities of crude oil and natural gas (and, in some cases, natural gas liquids) which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible (i) from a given date forward, from known reservoirs, and under existing economic and operating conditions, operating methods, and government regulations and (ii) prior to the time at which contracts providing the right to operate expire, unless evidence indicates that contract renewal is reasonably certain. Effective for proved reserve estimates of a given date on or after December 31, 2009, existing economic conditions with regards to a crude oil or natural gas selling price is the average price during the twelve-month period prior to the given date, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. For proved reserve of a given date prior to December 31, 2009, the assumed future crude oil or natural gas selling price is the spot price at the given date unless such price was defined by contractual arrangements, excluding escalations based upon future conditions.
Proved undeveloped reserves (PUD). Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for re-completion.
Re-entry. Entering an existing well bore to re-drill or repair.

Reserves. Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.
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
SEC Definition of Proved Reserves. See above the definition of Proved Reserves.
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
We incurred a net loss in 2007, 2008 and 2009. Our future financial results depend primarily on our ability to discover commercial quantities of oil and gas and to implement our exploration and development program. We cannot predict that our future operations will be profitable. In addition, our operating results may vary significantly during any financial period. These variations may be caused by significant periods of time between discovery and development of oil or gas reserves in commercial quantities.
Oil and natural gas prices are volatile and have substantially fluctuated in the two years ended December 31, 2009. Price declines or sustained periods of relatively low prices in the Rocky Mountain region of the United States could significantly affect our future financial results and impede our growth.
Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil and natural gas, which can be extremely volatile. Oil and natural gas prices are volatile and have substantially fluctuated in the two years ended December 31, 2009. Even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil and natural gas; the price of foreign imports; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; technological advances affecting energy consumption; domestic and foreign governmental regulations; and the variations between product prices at sales points and applicable index prices. Our operations are focused on oil and gas exploration and production in the Rocky Mountain region of the United States. Regional oil and gas prices may vary from national prices due to regional factors such as regional gas production being constrained by regional gas pipeline capacity. Price declines or sustained periods of relatively low prices in the Rocky Mountain region of the United States could significantly affect our future financial results and impede our growth.
Our operations are subject to governmental risks that may impact our operations.
Our operations have been, and at times in the future may be, affected by political developments and are subject to complex federal, state, tribal, local and other laws and regulations such as restrictions on production, permitting, changes in taxes, deductions, royalties and other amounts payable to governments or governmental agencies, price or gathering-rate controls, hydraulic fracturing and environmental protection regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws, including environmental and tax laws, and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For example, currently proposed federal legislation, that, if adopted, could adversely affect our business, financial condition and results of operations, includes the following:
•
Climate-Change Legislation. Climate-change legislation establishing a “cap-and-trade” plan for green-house gases (GHGs) has been approved by the U.S. House of Representatives. It is not possible at this time to predict whether or when the U.S. Senate may act on climate-change legislation.

•
EPA Regulation of GHG emissions. The U.S. Environmental Protection Agency (EPA) has also taken recent action related to GHGs. Based on recent developments; the EPA now purports to have a basis to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act.

•
Tax Legislation. The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell and for many of our wells, sales and use taxes on significant portions of our drilling and operating costs. In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. The U.S. President’s Fiscal Year 2011 Budget Proposal includes provisions that would, if enacted, make significant changes to United States tax laws. These changes include, but are not limited to (i) eliminating the immediate deduction for intangible drilling and development costs and (ii) eliminating the percentage depletion deduction. Many states have raised state taxes on energy sources, and additional increases may occur. Changes to the laws could adversely affect our business and our financial results.

•
Federal Regulations regarding Hydraulic Fracturing. The U.S. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. This legislation, if adopted, could establish an additional level of regulation and permitting at the federal level.

•
Federal Legislation regarding derivatives. The U.S. Congress is currently considering derivatives reform legislation focusing on expanding Federal regulation surrounding the use of financial derivative instruments, including credit default swaps, commodity derivatives and other over-the-counter derivatives. Among the recommendations included in the proposals are the requirements for centralized clearing or settling of such derivatives as well as the expansion of collateral margin requirements for certain derivative market participants.

Our development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our natural gas and oil reserves.
The oil and natural gas industry is capital intensive. We make, and expect to continue to make, substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. To date, we have financed capital expenditures primarily with sales of our securities, sale of certain oil and gas properties and, to a lesser extent, from cash generated by operations. We expect to finance our known capital expenditures for 2010 primarily with existing capital and with proceeds from the expected sale of our Fetter and Krejci properties. We currently do not generate meaningful cash flow from our oil and natural gas production, even though our future depends on our ability to generate oil and natural gas operating cash flow. We may generate additional capital to fund increases in capital expenditures through any of: (i) the sale of some oil and gas lease interests, (ii) additional sales of our securities, and/or (iii) debt financing. We may not be able to obtain equity or debt financing on terms favorable to us, or at all. Our ability to grow our oil and natural gas reserves and cash flow may be severely impacted if we are unable to obtain equity or debt financing as we may not be able to continue to drill all or some of our projects.
Oil and gas operations are inherently risky.
The nature of the oil and gas business involves a variety of risks, particularly the risk of drilling wells that are found to be unable to produce any oil and gas or unable to produce and sell oil and gas at prices sufficient to repay the costs of the wells and the costs of producing the wells. As we have experienced in 2008 and 2009, we may in the future recognize substantial impairment expenses when uneconomic wells and declines in oil and gas prices result in impairments of the capitalized costs of our oil and gas properties.
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
Our leases may expire before we are able to dill.
Typically, we own the rights to drill for oil and natural gas by leasing these rights from the mineral owners. All of our leases have lease expiration deadlines and to the extent we do not drill or extend these leases, they will expire and we will no longer own the rights to drill for and produce hydrocarbons.
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
Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Moreover, changes in any of the above laws and regulations could have a material adverse effect on our business. Government concerns of major global climate change and global warming may result in changes to laws and regulations that increase the cost of oil and gas operations and decrease the use and demand for crude oil and natural gas. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.
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
The current global and US economic and financial recessions may have impacts on our business and financial condition that we currently cannot predict.
The global and US economic recessions, credit crisis and related turmoil in national and global financial systems that begin in 2008 substantially contributed to the dramatic decrease in oil and gas prices in the second half of 2008 and in the first three months of 2009. The price declines adversely affected US oil and gas producers including us.
Uncertainties as to the extent, duration and impacts of the global and US recessions increase uncertainties and risks for us. With the general economic and financial crises, (i) our ability to access capital markets may be restricted in the future when we may like, or need, to raise financing, (ii) our suppliers, customers and business partners may be unable to meet their obligations to us, (iii) we may be unable to profitably sell, extend or explore oil and gas lease rights we currently own and (iii) we may face unanticipated challenges to our business and financial condition.
Risks Related to our Common Stock
Our common stock has historically been thinly traded, so investors may not be able to sell any significant number of shares of our stock at prevailing market prices.
Although the average daily trading volume of our common stock was approximately 840,000 shares per trading day over the 90-day period ended March 4, 2010, there is no assurance that the average daily volume will remain at this level. If limited trading of our stock returns, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

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
The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•	conditions generally affecting the oil and natural gas industry, such as declines in the prices of oil and gas,

•	actual or anticipated quarterly variations in our operating results,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any,

•	announcements relating to our business or the business of our competitors,

•	the success or failure of our operating strategy and

•	the operating and stock performance of other comparable companies.
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

Item 2: Properties
Oil and Natural Gas Assets
Goliath Bakken and Three Forks Project (Williston Basin, North Dakota)
Our operations are focused primarily in our Goliath Project. Our Goliath project is located primarily in Williams and Dunn Counties, North Dakota in an area where we are targeting both the middle member of the Bakken formation and the Three Forks formation in the North Dakota portion of the Williston Basin. Through three separate transactions in 2009, we now control approximately 76,000 net (111,000 gross) acres in the Goliath project.
The Williston Basin has become one of the most actively drilled basins in the continental United States. Recent advancements in drilling, completion and stimulation technologies used by other operators have resulted in commercially successful Bakken and Three Forks wells. We have recently commenced drilling operations that utilize these advanced technologies.
In December 2009, we commenced drilling the Tong Trust 1-20H well pursuant to a participation agreement with Halliburton Energy Services, Inc. (“Halliburton”), which has extensive experience in Bakken and Three Forks drilling and completion activities. Pursuant to the agreement, Halliburton has the opportunity to earn 25% of our working interest in an approximate 26,400 net acre portion of Goliath by funding 100% of our interest in a one well drill-to-earn arrangement. We are carried for and will retain 30% of our original interest in the well and the drill site spacing unit. Halliburton will also pay us up to an additional $1.1 million as part of the agreement. The Tong Trust was drilled and very recently underwent a 25-stage fracture stimulation treatment. We expect results of fracture stimulation treatment to be available by the end of March, 2010.
In February 2010, we commenced drilling the Ron Viall 1-25H well at Goliath, and we expect results from this well could be available in mid to late April, 2010. We have contracted the drilling rig that drilled the Tong Trust and Ron Viall wells for an additional five-well program, and we expect to retain the rig for more drilling, if we are successful in establishing commercial production from this initial program.
Although the majority of acreage we control in the Williston Basin is located in and around our Goliath project in Williams County, we own a small number of leases in other areas of the Basin. Occasionally, we will participate in wells that we will drill or that will be drilled by other operators. For example, on March 10, 2010, we began drilling the Summerfield 15-15H well in Dunn County, ND. We have agreed to retain the rig used to drill the Summerfield well for at least two additional wells within our core Goliath project acreage after drilling of the Summerfield well is completed.
Our base case drilling program for 2010, beyond the Tong Trust and Ron Viall wells, at Goliath includes drilling up to seven gross (approximately five net) wells.
Bigfoot Project (Rocky Mountain Region)
We currently control approximately 213,000 gross (131,000 net) acres in a project that we call Bigfoot. This is a shallow natural gas project located in the Rocky Mountain region. We are primarily targeting a formation that is less that 2,000’ deep and have drilled a series of test wells for less than $100,000 per well. We expect to continue to drill test wells as we evaluate the commercial viability of this area.
Fetter and Krejci Projects (Powder River Basin in Wyoming)
At December 31, 2009, we controlled approximately 170,000 gross (97,000 net) acres in properties expected to be sold by March 31, 2010, pursuant to a letter of intent signed in February 2010. Substantially all of these properties are in our Fetter Project and Krejci Project.

Oil and Gas Reserves
Proved Oil and Gas Reserves
Ryder Scott Company L.P. (“Ryder Scott”), an independent petroleum engineering firm, determined our estimated proved oil and gas reserves as of December 31, 2009, 2008, and 2007 and determined the projected future cash flows from those proved reserves and the present value, discounted at 10% per annum, of those future cash flows (“PV-10 Value”), as summarized in the following table and as further discussed in the Ryder Scott report, Exhibit 99.1 to this filing:

	At December 31,
(All of our proved reserves are in the United States)	2009		2008	2007
Proved Developed Oil and Gas Reserves:
Oil reserves (bbls)	64,418		75,610	91,106
NGL reserves (bbls)	—	*	11,139	53,933
Natural gas reserves (mcf)	645,308		987,574	1,277,755
Total proved developed (boe, at 6 mcf per barrel)	171,969		251,345	357,998
Proved Undeveloped Oil and Gas Reserves:
Oil reserves (bbls)	83,092		—	5,293
NGL reserves (bbls)	—	*	—	—
Natural gas reserves (mcf)	311,242		159,500	29,404
Total proved undeveloped (boe, at 6 mcf per barrel)	134,966		26,583	10,194
Total Proved Oil and Gas Reserves:
Oil reserves (bbls)	147,510		75,610	96,399
NGL reserves (bbls)	—	*	11,139	53,933
Natural gas reserves (mcf)	956,550		1,147,074	1,307,159
Total proved (boe, at 6 mcf per barrel)	306,935		277,928	368,192
Future net cash flows (before income taxes)	$4,552,487		$4,675,700	$13,727,358
PV-10 Value	$2,485,018		$2,950,787	$8,362,799

*
At December 31, 2009, NGL (i.e., natural gas liquids) estimated to be recovered from the produced natural gas were not separately estimated by Ryder Scott since Ryder Scott’s estimates of proved natural gas reserves at December 31, 2009 are estimated gas volumes expected to be sold prior to gas processing for extraction of the natural gas liquids.

In estimating reserves, Ryder Scott used the SEC definition of proved reserves. Projected future cash flows are based on economic and operating conditions as of the applicable December 31st date for 2009, 2008 and 2007, except that, consistent with new SEC rules, for December 31, 2009 future oil and gas prices reflect a simple average of prices for the well or property on the first day of the twelve months in the calendar year 2009.
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
Probable and Possible Reserves
New SEC Rules allow for certain disclosures of estimated probable and possible reserves starting as of December 31, 2009. We have not prepared such estimates as of December 31, 2009 nor engaged an independent petroleum engineering firm to estimate probable or possible reserves.

Internal Controls over Reserve Estimation
Since we began oil and gas activity in 2003, our proved reserves at December 31st have been estimated by Ryder Scott Company, one of the largest and oldest independent petroleum engineering firms in the United States. For the company’s estimation procedures, credentials and statement of independence, see the Ryder Scott report filed herein as Exhibit 99.1.
Bob Solomon, a company vice president since April 2005, provides company data (such as well ownership interest, oil and gas prices received, and well operating costs) to Ryder Scott and is the primary company employee responsible for reviewing Ryder Scott use of our data and Ryder Scott estimation of our reserves. Mr. Solomon has over thirty years experience in the U.S. oil and gas exploration and production industry. He has an MBA from Stanford and a bachelor’s degree in industrial engineering from the Georgia Institute of Technology. Bob Solomon and our CEO Pat O’Brien have worked together since 1980 and co-founded three privately held petroleum companies. Mr. Solomon prepares our internal quarterly reserve estimates for our financial statements filed on Form 10-Q. His internal reserve estimate and the Ryder Scott reserve estimates are subject to review by Mr. O’Brien and our Manager of Operations, each of whom have petroleum engineering degrees and over thirty years of experience in the oil and gas industry.
Our CFO, Joe Feiten, reviews the company data provided to Ryder Scott and reviews with Mr. Solomon the preliminary Ryder Scott reserve estimates and the financial inputs reflected in the estimates. Mr. Feiten calculates the disclosed changes in reserve estimates and the disclosed changes in the Standardized Measure relating to proved oil and gas reserves. Mr. Feiten has over thirty years experience in oil and gas accounting, with several years working with petroleum engineers with regards to the estimation and auditing of proved reserves. He served in 1988 and 1989 as the co-director of the petroleum engineering consulting group at Coopers & Lybrand, which merged with Price Waterhouse in 1998. From 1991 to 1998, all Coopers & Lybrand petroleum engineering reports were required to be reviewed by Mr. Feiten prior to release. Mr. Feiten oversaw development of Coopers & Lybrand’s software for calculating changes in standardized measure and changes in proved reserves.
Our company codes of business conduct and ethics, as well as our employee hotline, are three general internal controls for preventing and detecting errors or fraud by our employees responsible for the reserve estimation procedures and disclosure in our filings with the SEC.
Reconciliation of Standardized Measure to PV-10 Value
PV-10 Value is the estimated present value of the future net revenues from our proved oil and natural gas reserves before income taxes, discounted at 10% per annum. PV-10 Value is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. We believe that PV-10 Value is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties and that PV-10 Value is widely used by security analysts and investors when evaluating oil and natural gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and natural gas industry calculate PV-10 Value on the same basis. PV-10 Value is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. The table below provides a reconciliation of our standardized measure of discounted future net cash flows to our PV-10 Value.

	At December 31,
	2009	2008	2007
Standardized measure of discounted future net cash flows	$2,477,866	$2,944,869	$8,304,799
Add present value of future income tax discounted at 10%	7,152	5,918	58,000

PV-10 Value	$2,485,018	$2,950,787	$8,362,799

Oil and Gas Interests
The table below presents the approximate gross acres and our approximate net acres as to our interests in oil and gas mineral leases as of December 31, 2009, other than the approximate 97,000 net acres being sold in March 2010. See the glossary in Item 1 for the meaning of the terms gross acres, net acres, developed acreage and undeveloped acreage.
Approximate Acreage at December 31, 2009, other than the 97,000 net acres
(primarily Fetter and Krejci projects) to be sold in March 2010

	Developed Acres		Undeveloped Acres		Total Acres
Project	Gross	Net	Gross	Net	Gross	Net
Goliath (North Dakota)*	3,000	1,000	106,000	73,000	109,000	74,000
Bigfoot (U.S. Rocky Mountain area)**	—	—	213,000	131,000	213,000	131,000
Other (WY, ND)	2,000	600	21,000	12,000	23,000	12,600

Total	5,000	1,600	340,000	216,000	345,000	217,600

For properties not being sold in March 2010, the following table presents the net undeveloped acres that we control, the type of lease and the year the leases are scheduled to expire (absent pre-expiration drilling and production, which extend lease life). The leases would expire sooner absent payments of annual delay rentals and (in some cases for fee leases) payments at our option to extend the lease life beyond its primary term. Following the table below is a table of the rental and extension payments by year required (absent pre-expiration drilling and production).

		Net Undeveloped Acres not held by production
	Year of	Fee	State	Federal	Total for
	Expiration	Leases	Leases	Leases	All Leases
Goliath (North Dakota)*	2010	17,555	2,243	—	19,798
	2011	16,215	—	—	16,215
	2012	173	—	—	173
	2013	2,499	—	—	2,499
	Later	32,578	1,728	172	34,478

Total Goliath		69,020	3,971	172	73,163

BigFoot**	2010	235	1,959	—	2,194
	2011	3,276	—	—	3,276
	2012	9,659	37,918	—	47,577
	2013	2,015	21,169	—	23,184
	Later	53,049	240	1,644	54,933

Total BigFoot		68,234	61,286	1,644	131,164

Other (WY & ND)	After 2013	113	—	11,456	11,569

Total of the above		137,367	65,257	13,272	215,896

Other undeveloped and rounding					104

Total undeveloped					216,000

*The Goliath net acreage totals do not include approximately 1,800 gross (1,350 net) acres from the State of North Dakota lease sale subsequent to December 31, 2009. As of February 5, 2010, our total Goliath net acres approximate 76,000 net acres.
** BigFoot acreage totals do not include approximately 19,000 gross (14,500 net) acres that are Federal leases pending issuance.
The types of leases represented in this table are comprised of approximately 2,500 separate lease agreements, and no one single lease is considered a material component of our acreage position. Fee leases consist of acreage leased from other individuals or companies that own the mineral rights underlying that acreage position. State leases consist of mineral rights underlying acreage controlled by the particular state where the acreage position is located, while federal leases consist of mineral rights underlying acreage controlled by the federal government and managed by the Bureau of Land Management.

Generally, the lease agreements provide that we pay an annual fee, called a delay rental, to retain these leases until such time that a well has been drilled and is producing from the leased lands. At that time, the leased lands are considered to be “held by production,” and the lease continues for as long as oil and/or gas production continues. During the period that there is production, we will pay the lessor a royalty based on the revenues received from production. Generally, fee leases provide for royalties of 12.5% to 25%, and state and federal leases provide for royalties of 12.5% to 16.67%. If the leases do not become held by production within the period set forth in the lease, or if we fail to pay the required delay rental obligations, the lease terminates. Generally, fee leases have terms of three to five years, with some fee leases allowing us to pay at the end of the primary term a stated amount per acre to extend the term another one to three years. In some cases before the fee lease expires, we have negotiated extensions in the form of a new fee lease upon expiration of the old fee lease. State leases have terms of five to ten years, and federal leases have terms of ten years. If we elect not to pay the yearly delay rental fee (or elect not to pay the extension fee, if any), then the lease would terminate absent drilling and production. We could elect not to pay the delay rental fee (or extension fee) if we did not believe an area was promising after completing preliminary work or if we did not have sufficient funds.
Our annual aggregate delay rentals and extension fees, if we desire to continue to keep all our leases in effect absent well production, are as follows:

	Delay	Extension
	Rentals	Fees	Total
2010	$121,513	$6,560,031	$6,681,544
2011	$74,464	$588,553	$663,017
2012	$32,827	$284,307	$317,134
2013	$10,565	$29,557	$40,122
2014	$10,325	$—	$10,325
2015	$10,325	$68,222	$78,547
2016	$5,085	$—	$5,085
Thereafter	$1,043	$—	$1,043
Production Sales Volumes, Sales Prices and Production Costs
Our company’s oil and gas production and proved reserves are located solely in the United States. The table below summarizes our oil and gas production, average sales price and average production costs per barrel of oil equivalent for the three most recent fiscal years, in total for the Company and separately for each of the two fields containing more than 15% of our proved reserves at December 31, 2009. The two fields were the Fetter field in Converse County, Wyoming, and the Bear Creek field in Dunn County, North Dakota, in which we had 23% and 28%, respectively, of our proved reserves at December 31, 2009.
The following table summarizes our net natural gas and oil production sales volumes, our average sales prices and operating expenses for the periods indicated. Our production is attributable to our direct interests in producing properties after deducting royalty interests and similar interests. The lease operating expenses shown relate to our net production.

	Year Ended December 31,
For the Company in Total	2009	2008	2007
Our Share of Produced Volumes Sold:
Natural gas (MMcf)	222.6	173.1	139.6
Oil (Bbls)	20,026	19,221	17,267
Total equivalents barrels (boe, 6 mcf = 1 boe)	57,120	48,076	40,532
Average Sales Price Per Unit:
Natural gas (per Mcf)	$3.72	$7.06	$6.09
Oil (per Bbl)	$52.75	$86.96	$64.11
Weighted average (per Boe)	$33.00	$60.21	$48.27
Lease Operating Expenses (per Boe):
Production and ad valorem taxes per BOE	$3.82	$6.60	$5.50
Other lease operating expenses per BOE	$15.20	$20.00	$10.44
Total lease operating expenses per BOE	$19.02	$26.60	$15.94

	Year Ended December 31,
For the Fetter Field	2009	2008	2007
Our Share of Produced Volumes Sold:
Natural gas (MMcf)	195.0	131.8	109.2
Oil (Bbls)	8,084	4,996	5,317
Total equivalents barrels (boe, 6 mcf = 1 boe)	40,576	26,969	23,521
Average Sales Price Per Unit:
Natural gas (per Mcf)	$3.63	$6.51	$6.28
Oil (per Bbl)	$51.62	$80.90	$64.87
Weighted average (per Boe)	$27.70	$46.80	$43.80
Lease Operating Expenses (per Boe):
Production and ad valorem taxes per BOE	$3.37	$5.49	$5.09
Other lease operating expenses per BOE	$12.16	$12.62	$5.27
Total lease operating expenses per BOE	$15.53	$18.11	$10.36
For the Bear Creek field, we had no share of production from that field in the three years ended December 31, 2009 and our proved reserves are undeveloped.
Oil and Gas Drilling Activities
During 2009, we drilled eleven gross (8.25 net) shallow gas wells at Bigfoot, acquired interests in ten gross (0.6 net) wells previously drilled at Goliath and sold interests in three gross (1 net) wells previously drilled at Goliath. In early 2009, we completed and placed on production the Sims 7-25 well (.69 net) at Fetter. In the fourth quarter of 2009, Halliburton Energy Services, Inc. (“Halliburton”) paid for the re-completion and fracing of the Niobrara formation in five wells at Fetter, earning a limited 80% net profit interest in the five wells’ oil production from the Niobrara.
In December 2009, we began drilling the Tong Trust 1-20H well at Goliath, for which Halliburton is paying 100% of our 84.3% share of drilling, completion and fracing costs and receiving 70% of our share in revenues in the well, whereby we have a carried working interest of 25.3%. In early 2010, the Tong Trust 1-20H well was drilled 9,000 feet laterally through the Bakken formation. The well is scheduled to be fracture stimulated and completed in March 2010.
During 2008, we participated in the drilling of a total of eight gross (2.58 net) wells. Of these wells, five gross (0.85 net) were productive wells and two gross (1.04 net) were not yet completed for production testing. The other gross (.69 net) well was the Hageman 11-22UK shallow well drilled in the Fetter project that resulted in non-commercial quantities of oil. The productive wells include the Hageman 11-22 well (.69 net) which was drilled in our Fetter project and four gross (.19 net) oil wells drilled in the Williston Basin of North Dakota. The two wells still in progress at December 31, 2008 were the Sims 7-25 well (.69 net) at Fetter and the Viall #30-1 well (.35 net) in our Goliath project. The Viall #30-1 was completed in late February of 2009.
During 2007, we participated in the drilling of a total of twelve gross (5.51 net) wells. Of these wells, four gross (0.81 net) were productive wells and six gross (2.9 net) were not by year-end completed for production testing. The other two gross (1.8 net) wells drilled in 2007 were shallow dry holes but extended lease lives. Two (.456 net) of the productive wells, the Sims 15-26H and the Hageman 16-34HR, were drilled in the Fetter project, one (.45 net) productive well, the Mills Trust 1-12H was drilled in our Krejci project and one (.119 net) productive well, the Solberg 32-2 well was drilled in our Goliath project. The wells drilled that had not yet completed production testing include the Wallis 16-23 well at Fetter (.23125 net), the Werner 1-14H and State 1-16H wells at Krejci (total of .90 net), the State Deep 7-16 well at West Douglas (.45 net) and two wells (1.12 net) drilled outside our major projects.

Oil and Gas Wells
The following table sets forth the number of oil and natural gas wells located in the United States in which we had a working interest at December 31, 2009.

Productive Wells as of December 31, 2009
	Gross (a)			Net (b)
Location	Oil	Gas	Total	Oil	Gas	Total
Wyoming*	7	9	16	2.07	4.39	6.46
North Dakota	10	2	12	0.83	0.23	1.06

Total	17	11	28	2.90	4.62	7.52

* WY wells to be sold in March 2010	7	7	14	2.07	3.44	5.51

(a)	The number of gross wells is the total number of wells in which a working interest is owned.

(b)	The number of net wells is the sum of fractional working interests we own in gross wells expressed as whole numbers and fractions thereof.
Delivery Commitments
We have no commitments to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.
Office Facilities
In 2009 we were in a long-term lease of 12,461 square feet of office space at 1050 17th Street, Suite 2400, Denver, Colorado. We believe that our facilities will be adequate for our operations and that we can obtain additional leased space if needed. With the additional space, our obligation to provide aggregate monthly rental payments is as follows:

Annual Rental
Year	Amount
2010	$340,790
2011	$347,020
2012	$353,251
2013	$148,270
Thereafter	$—
Item 3: Legal Proceedings
From time to time, we are involved in various legal proceedings, including the matter discussed below. These proceedings are subject to the uncertainties inherent in any litigation. We are defending ourselves vigorously in all such matters, and while the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.
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

Item 4: [Reserved]
PART II

Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the NYSE Amex under the ticker symbol “AEZ.” The table below sets forth the high and low sales prices for our common stock in each quarter of the last two fiscal years.

	Common Stock Price
	High	Low
2008
Quarter ended March 31, 2008	$5.95	$3.00
Quarter ended June 30, 2008	$5.00	$2.75
Quarter ended September 30, 2008	$3.98	$2.00
Quarter ended December 31, 2008	$2.81	$0.62

2009
Quarter ended March 31, 2009	$1.15	$0.50
Quarter ended June 30, 2009	$1.59	$0.65
Quarter ended September 30, 2009	$2.05	$0.79
Quarter ended December 31, 2009	$4.50	$1.81
On March 8, 2010, the closing sales price for our common stock as reported by NYSE Amex (formerly the American Stock Exchange) was $5.81 per share.
Holders
On March 8, 2010, there were approximately 52 holders of record of our common stock.
Dividend Policy
We have not declared a cash dividend on our common stock, and we do not anticipate the payment of future dividends. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities in 2009.

Performance Graph
As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the assumption that $100 was invested in our common stock at $2.75 per share on December 31, 2004, and $100 was invested in each of the Standard & Poor’s 500 Index and the Standard and Poor’s Small Cap 600 Index-Energy Sector at the closing price on December 31, 2004.

		S&P Small Cap
	AEZ	600 Energy	S&P 500
12/31/2004	$100.00	$100.00	$100.00
12/31/2005	$147.27	$152.17	$104.85
12/31/2006	$236.73	$179.00	$120.97
12/31/2007	$210.91	$220.90	$127.29
12/31/2008	$29.09	$119.23	$82.63
12/31/2009	$152.73	$195.43	$102.14

Item 6: Selected Consolidated Financial Data
The following table presents selected financial and operating data for the Company as of and for the periods indicated. It should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the related notes and other information included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our financial statements, which were audited by our independent auditors, and were prepared in accordance with accounting principles generally accepted in the US. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Production Revenues	$1,885	$2,895	$1,957	$2,257	$4,691
Service fee and other revenues	—	—	12	1,530	—
Operating expenses:
Lease operating expenses	1,086	1,279	646	291	246
General and administrative	5,271	4,372	4,308	4,009	2,032
Depreciation, depletion and amortization	971	1,466	1,267	1,153	1,532
Accretion of asset retirement obligation	40	33	24	11	6
Property impairments	4,500	24,310	—	4,360	—
Inventory impairments	566	—	—	—	—
Goodwill impairment	—	11,670	—	—	—

Total operating expenses	12,434	43,130	6,245	9,824	3,816

Gain on sales of oil and gas properties	—	16,500	—	7,159	—

Operating income (loss)	(10,549)	(23,735)	(4,276)	1,122	875
Other income (expense)
Investment income	58	511	1,021	393	204
Loss on sale of securities	—	(369)	(15)	—	—
Impairment of securities investment	—	(300)	(952)	—	—
Interest expense	—	(107)	(6)	—	—

Total other income (expense)	58	(265)	48	393	204

Income (loss) before income taxes	(10,491)	(24,000)	(4,228)	1,515	1,079
Income tax benefit (provision)	150	468	1,485	(304)	(46)

Net Income (loss)	(10,341)	(23,532)	(2,743)	1,211	1,033
Dividends on preferred stock	—	(328)	(603)	(1,080)	(479)
Deemed dividends on warrant extensions	—	(300)	(450)	—	—

Net Income (loss) attributable to common stockholders	$(10,341)	$(24,160)	$(3,796)	$131	$554

Income (loss) per common share:
Basic	$(0.21)	$(0.51)	$(0.09)	$0.00	$0.02
Diluted	$(0.21)	$(0.51)	$(0.09)	$0.00	$0.02
Weighted average number of common shares outstanding:
Basic	48,516	47,104	44,384	37,429	34,148
Diluted	48,516	47,104	44,384	38,142	34,956

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$(10,341)	$(23,532)	$(2,743)	$1,211	$1,033
Less: gains on sales of oil and gas properties	—	(16,500)	—	(7,159)	—
Add back: Property impairments	4,500	24,310	—	4,360	—
Add back: Goodwill impairment	—	11,670	—	—	—
Depreciation, depletion and amortization	971	1,466	1,267	1,153	1,532
Net loss on sales of securities	—	369	15	—	—
Other non-cash items	1,075	525	582	308	466
Changes in current assets and liabilities	67	722	(292)	1,496	(1,163)

Net cash provided (used) by operating activities	$(3,728)	$(2,414)	$(1,171)	$1,369	$1,868

Cash provided (used) by:
Proceeds from sale of stock	$31,500	$—	$28,507	$—	$13,500
Purchases of short-term investments	$—	$—	$(28,750)	$—	$—
Sales/redemptions, short-term investments	$2,600	$12,184	$12,361	$—	$—
Capital expenditures	$(12,188)	$(20,640)	$(16,214)	$(16,152)	$(14,147)
Sales of oil and gas properties	$712	$31,695	$777	$16,067	$—
Short-term loans	$—	$10,925	$—	$—	$—
Repayment of short-term loans	$—	$(10,925)	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$40,632	$23,270	$2,388	$7,488	$6,023
Other current assets	4,910	8,007	19,408	10,013	1,679
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	38,945	35,660	53,402	38,869	24,921
Other property and equipment, net of depreciation	145	182	230	252	58
Other assets	140	270	12,663	12,514	13,094

Total assets	$84,772	$67,389	$88,091	$69,136	$45,775

Current liabilities	$1,032	$4,390	$1,831	$4,656	$1,434
Long term liabilities	437	431	1,383	2,392	2,010
Stockholders’ equity	83,303	62,568	84,877	62,088	42,331

Total liabilities and stockholders’ equity	$84,772	$67,389	$88,091	$69,136	$45,775

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
Overview
We focus our oil and natural gas exploration, exploitation and developmental operations on projects located in the Rocky Mountain region of the United States. At December 31, 2009, we owned interests in approximately 514,000 gross (320,600 net) acres primarily in the Powder River Basin of Wyoming, in the Williston Basin of North Dakota and in our Bigfoot project in the Rocky Mountain region. In the Powder River Basin, our major projects are Fetter and Krejci. In the Williston Basin, our major project is Goliath, where we are drilling lateral wells to the Bakken and Three Forks oil formations. To date, we have financed capital expenditures primarily with sales of our securities, sale of certain oil and gas properties and, to a lesser extent, from cash generated by operations. We expect to finance our known capital expenditures for 2010 primarily with existing capital and with proceeds from the expected sale, discussed below, of our Fetter and Krejci properties.
In order to retain a strong balance sheet, we have sold equity and used joint venture agreements with other industry companies to limit or eliminate our financial exposure in early drilling, and we have divested a portion or all of certain project areas for cash.
Subsequent to December 31, 2009, we signed a letter of intent to sell our ownership in our Fetter and Krejci projects, which includes both producing and non-producing well-bores and undeveloped acreage, for approximately $44 million in cash. This transaction, along with existing capital, should provide us with adequate capital to move forward with a base case drilling program through 2010. If we establish commercial production from the drilling program, we would expect to use cash flow from our newly producing wells to help fund drilling and completion of additional wells. We may desire to accelerate and expand the 2010 drilling program within our Goliath area. In so doing, we may need outside sources of funding.
Our base case drilling program for 2010 would include drilling within our Goliath area seven to nine gross (four to six net) wells at a net cost to us of as much as $40 million and drilling within our Bigfoot area six to ten gross (five to seven net) wells at a net cost to us of approximately $1 million dollars. We expect to spend in 2010 approximately ten million dollars in managing our Goliath acreage position.
We have no third-party commitments to provide additional capital, and there is no assurance such capital will be available to us, or if available, that the terms will be favorable to us. We may access capital from equity and/or debt offerings. In order to reduce capital exposure, we may also enter into additional joint venture agreements.
We have not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.
Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
For the year ended December 31, 2009, we recorded a net loss attributable to common stockholders of $(10,341,380) [$(0.21) per common share, basic and diluted] for the year ended December 31, 2009, as compared to net loss attributable to common stockholders of $(24,159,614) [$(0.51) per common share, basic and diluted] for the year ended December 31, 2008.

Oil and Gas Operations
For 2009, we had total oil and gas revenues of $1,885,136 compared with $2,894,589 for 2008. Oil and gas sales and production costs for each year are summarized in the table that follows. Oil sales volumes increased in 2009 compared with 2008 due primarily to increased production from new North Dakota wells producing in the Bakken formation but in which we held small interests. Gas sales volumes increased in 2009 over 2008 largely due to production of new wells at Fetter completed in late 2008 and early 2009.
Oil and gas revenues decreased in 2009 compared with 2008 due to significant declines in both oil and gas prices since mid 2008, with substantial recovery by December 2009 of oil and gas prices, for our production. In the first quarter of 2009, our oil and gas production sold on average for $33.83/bbl and $3.46/mcf, respectively, whereas in the fourth quarter of 2009, average prices had risen to $66.62/bbl and $5.15/mcf, respectively.

	Year Ended December 31,
	2009	2008
Oil sold (barrels)	20,026	19,221
Average oil price	$52.75	$86.96

Oil revenue	$1,056,466	$1,671,451

Gas sold (mcf)	222,561	173,129
Average gas price	$3.72	$7.06

Gas revenue	$828,670	$1,223,138

Total oil and gas revenues	$1,885,136	$2,894,589
Less lease operating expenses	(1,086,539)	(1,278,668)
Less oil & gas amortization expense	(714,000)	(1,210,000)
Less accretion of asset retirement obligations	(39,873)	(32,936)
Less impairments of oil and gas properties	(4,500,000)	(24,310,000)
Less impairments of materials and supplies inventories	(565,991)	—
Plus gain on sale of oil and gas properties	—	16,500,000

Income (loss) from oil and gas operations	(5,021,267)	(7,437,015)
Less general and administrative expenses	(5,270,873)	(4,372,202)
Less intangible asset amortization	(180,000)	(180,000)
Less depreciation of office facilities	(76,968)	(75,772)
Less impairment of goodwill	—	(11,670,468)

Income (loss) from operations	$(10,549,108)	$(23,735,457)

Total barrels of oil equivalent (“boe”) sold	57,120	48,076
Oil and gas revenue per boe sold	$33.00	$60.21
Lease operating expense per boe sold	$19.02	$26.60
Amortization expense per boe sold	$12.50	$25.17
Impairments of Oil and Gas Properties
We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs of oil and gas properties (net of related deferred income tax liability) exceed a “ceiling” as explained on page F-9 of this filing. Such impairments are not reversed in the future to the extent the future ceiling exceeds the future capitalized costs of oil and gas property net of related deferred income tax liability. Additional impairments might arise in the future. The $4,500,000 of impairments in 2009 includes $550,000 recorded at December 31, 2009. There would have been no impairment at December 31, 2009 if ceiling values had reflected oil and gas prices at December 31, 2009, rather than the new requirement of using twelve-month historical average prices.
In 2008, we recorded $24,310,000 of ceiling impairments in the last four months of the year, primarily due to (1) approximately $9.6 million of costs of three Krejci wells evaluated in September 2008 in excess of their ceiling value, (2) approximately $5.3 million due to declines in oil and gas prices in the last five months of 2008 impacting ceiling components of wells with new proved reserves in 2008 and wells with proved reserves at December 31, 2007, (3) approximately $5 million for the cost of the Hageman 11-22 well at Fetter in excess of its ceiling value and (4) approximately $3.8 million for performance revisions of proved reserves during 2008.

Impairments of Materials and Supplies Inventories
Our materials and supplies inventory consists of our share of inventory of well casing and tubing, of which over 90% was purchased new by the Operator at Fetter in late 2008 and early 2009. We carry such inventory at the lower of cost or market value. At March 31, June 30 and September 30, 2009, we recognized a total of $565,991 of impairments for declines in market prices of such casing and tubing. At December 31, 2009, prices had substantially recovered, and the market value of our inventory of casing and tubing exceeded its carrying value by approximately $450,000. However, we do not recognize gains when market value of our inventory exceeds its carrying value.
General and Administrative Expenses
In 2009, general and administrative expenses of $5,270,873 exceeded that in 2008 by $898,671 or 21% due primarily to the following in 2009: (i) approximately $500,000 of costs relating to third-party financial advisory services, (ii) approximately $208,000 in net increases in personnel costs and (iii) approximately $128,000 in increased office rent following expansion of leased office space in mid 2009.
Other Income (Loss)
The table below summarizes the Other Income (Loss) section of our Consolidated Statements of Operations for the year ended December 31, 2009 and the year ended December 31, 2008:

	2009	2008
Investment income from auction rate preferred shares and cash sweeps	$57,763	$511,599
Recognized impairment of auction rate preferred shares	—	(300,000)
Interest expense, due to illiquidity in 2008 of auction rate preferred shares	—	(107,047)

Net income of auction rate preferred shares and cash sweeps	57,763	104,552
Losses on unregistered PetroHunter common stock sold in 2008	—	(369,172)

Total other income (loss)	$57,763	$(264,620)

Income Taxes
In September 2009, we recognized a $149,965 tax benefit relating to a partial refund of our federal income taxes paid earlier for 2008. Our 2009 provision for deferred income taxes is zero due to recognition of 100% valuation allowances against our net deferred tax assets of $4,642,559 at December 31, 2008 and $7,121,858 at December 31, 2009. If in the future facts and circumstances indicate that all or a portion of the deferred tax asset is likely to be realized, then the $7,121,858 valuation allowance would be correspondingly reduced and a deferred tax benefit recognized.
Dividends
We had no dividends in 2009. See the comparison below of 2008 dividends compared with 2007 dividends to understand the $627,882 of dividends in 2008.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
For the year ended December 31, 2008, we recorded a net loss attributable to common stockholders of $(24,159,614) [$(0.51) per common share, basic and diluted] for the year ended December 31, 2008, as compared to net loss attributable to common stockholders of $(3,795,912) [$(0.09) per common share, basic and diluted] for the year ended December 31, 2007.

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

	Year Ended December 31,
	2008	2007
Oil sold (barrels)	19,221	17,267
Average oil price	$86.96	$64.11

Oil revenue	$1,671,451	$1,107,054

Gas sold (mcf)	173,129	139,590
Average gas price	$7.06	$6.09

Gas revenue	$1,223,138	$849,454

Total oil and gas revenues	$2,894,589	$1,956,508
Less lease operating expenses	(1,278,668)	(646,000)
Less oil & gas amortization expense	(1,210,000)	(1,021,817)
Less accretion of asset retirement obligations	(32,936)	(23,767)
Less impairments of oil and gas properties	(24,310,000)	—
Plus gain on sale of oil and gas properties	16,500,000	—

Income (loss) from oil and gas operations	(7,437,015)	264,924
Less general and administrative expenses	(4,372,202)	(4,307,997)
Less intangible asset amortization	(180,000)	(180,000)
Less depreciation of office facilities	(75,772)	(65,225)
Less impairment of goodwill	(11,670,468)	—
Add service fee revenue and other revenues	—	12,000

Income (loss) from operations	$(23,735,457)	$(4,276,298)

Total barrels of oil equivalent (“boe”) sold	48,076	40,532
Oil and gas revenue per boe sold	$60.21	$48.27
Lease operating expense per boe sold	$26.60	$15.94
Amortization expense per boe sold	$25.17	$25.21
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

Impairment of goodwill
In 2005 we recorded $11,670,468 of goodwill in the acquisition, by merger, of Tower Colombia Corporation (“TCC”). At December 31, 2008, we recognized an $11,670,468 full and permanent impairment of the goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Others, as further explained in Note 2 of our consolidated financial statements contained in this Annual Report on Form 10-K. The goodwill was not an asset for income tax reporting, and its impairment did not reduce income taxes or increase deferred tax assets.
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
Dividends
Preferred dividends for the year ended December 31, 2008 were $327,882, compared with $602,530 for 2007. The decrease was due to the mandatory conversion of preferred shares into common shares on July 22, 2008. We recognized deemed dividends of $300,000 and $450,000 in 2008 and 2007, respectively, for the fair value of extensions of certain warrants as described in Note 9 of the accompanying audited financial statements. We had no preferred shares outstanding at December 31, 2008 and issued no preferred shares in 2009.

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
Due to our active oil and natural gas activities, we currently anticipate capital requirements in 2010 to be approximately $55 million. Approximately $41 million is allocated to our expected drilling and production activities; $10 million is allocated to land, and geological and geophysical activities; and $4 million relates to our general and administrative expenses (excluding share-based compensation). We expect to be able to fund these capital expenditures, other commitments and working capital requirements with existing capital, proceeds from the sale of Fetter and Krejci properties in late March 2010 and expected cash flow from operations. However, we may elect to raise additional capital through the sale of debt or equity. We may expand or reduce our capital expenditures depending on, among other things, the results of future wells, and our available capital.
At December 31, 2009, we had cash and cash equivalents of $40.6 million consisting primarily of cash held in Wells Fargo bank accounts, as compared to $23.3 million at December 31, 2008. Working capital was $44.5 million as of December 31, 2009, as compared to $26.7 million at December 31, 2008. We expect to receive approximately $44 million in cash at the sale of our Fetter and Krejci properties. We may generate additional capital to fund increases in capital expenditures through any of (i) the sale of some oil and gas lease interests, (ii) additional sales of our securities, and (iii) debt financing. We may not be able to obtain equity or debt financing on terms favorable to us, or at all. Our ability to grow our oil and natural gas reserves and cash flow would be severely impacted if we are unable to obtain sufficient capital as we may not be able to continue to drill all or some of our projects.
At December 31, 2009, we had $3,150,000 par value ($2,925,000 fair value) in short-term investments in Auction-Rate Preferred Stocks (ARPS) issued by five taxable US closed-end funds. These ARPS pay dividends every 7 or 28 days at variable rates that averaged approximately 0.8% per annum at December 31, 2009. ARPS normally provide liquidity via an auction process occurring every 7 days or every 28 days, at which time the dividend rate is reset. ARPS auctions and similar auctions have had insufficient bids to buy the ARPS from those wishing to sell, whereby (starting in mid-February 2008 and for the foreseeable future) holders of ARPS have been unable to sell ARPS in the auction process. Since the auction failures, ARPS are liquidated by either (a) redemption at par value at the option of the issuing fund, (b) purchase at par value by a bank or broker (who marketed the ARPS), usually in a settlement with government agencies, or (c) sale in a secondary market at a discount to par value.
On August 6, 2009, American filed with the Financial Industry Regulatory Authority (“FINRA”) a statement of claim against Jefferies & Company, Inc. (“Jefferies”), as American’s broker with regards to the ARPS. The statement of claim seeks in arbitration to have Jefferies (i) purchase at par value American’s remaining unredeemed ARPS, (ii) reimburse American for consequential damages (approximating $140,000 to date) and for American’s legal costs in the arbitration and (iii) pay American interest at 8% per annum under Colorado statute C. R. S. § 5-12-102, less the ARPS dividends American received following the failed auctions. The arbitration hearing is scheduled to take place in early December 2010.
Net Cash Used By Operating Activities
Cash flows used by operating activities were $3.7 million, $2.4 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The additional $1.3 million in cash used in 2009 compared with 2008 is due primarily to (i) an approximate $1 million decline in revenues in 2009 compared with 2008, (ii) approximately $500,000 spent in 2009 relating to third-party financial advisory services and (iii) a $454,000 decline in investment income for 2009 compared with 2008 as short-term investments were converted to cash to pay for oil and gas property acquisition, exploration and development, offset by (iv) a $186,000 decline in cash paid for income taxes and (v) no interest expense in 2009 versus $107,000 of interest expense in 2008.

The additional $1.2 million in cash outflow in 2008 compared with 2007 is due primarily to (i) $0.7 million in purchases of well casing and tubing inventory and (ii) a $0.6 million decline in cash from investment income net of interest expense as we reduced our short-term investments in 2008 by $12.8 million to provide funds for capital expenditures. In both 2007 and 2008, cash spent for lease operating expenses and for general and administrative expenses exceeded cash from oil and gas revenues by approximately $1.9 million.
Net Cash Used In Investing Activities
In 2009, investing activities used $8.9 million in cash. We received $2.6 million in redemptions of some ARPS at par value, and we received in December 2009 $0.7 million in cash as partial consideration for a third party to earn a 25% share of our working interests in a portion of our Goliath project acreage. We paid $12.1 million in 2009 for acquisition, exploration and development of oil and gas properties. The $12.1 million spent (including $4.1 million spent for costs incurred in 2008) compares with $9.3 million incurred in 2009. Note 3 to our consolidated financial statements contained in this Form 10-K provides further information as to how much was incurred by project and by type of activity (e.g., property acquisition, exploration or development).
In 2008, investing activities provided $23.2 million in cash. In September and October, 2008, we sold small portions of our acreage holdings for a total of $31.7 million in cash; we received $12.2 million in sales and redemptions of short-term investments and we spent $20.6 million investing in oil and gas property acquisition, exploration and development.
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
Net Cash Provided By Financing Activities
Our $30.0 million in cash provided by financing activity occurred in December 2009 with the sale of 9,000, 000 shares of our common stock at $3.50 per share, providing $29.6 million in cash after offering and issuance costs. In December 2009 we also received $0.33 million from limited exercises of employee stock options.
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

Contractual Obligations as of December 31, 2009
In addition to the $1,032,248 of current liabilities incurred as of December 31, 2009 as reflected on our consolidated balance sheet of that date, we have the following contractual obligations and commitments as of December 31, 2009:

	Payment due by period
	Total		2010		2011-2013		After 2013
Lease of office space	$1,189,331		$340,790		$848,541		$—
Asset retirement obligations		(a)		(a)		(a)		(a)
Long-term Debt	—		—		—		—
Capital lease obligations	—		—		—		—

Total	$1,189,331		$340,790		$848,541		$—

(a)
The asset retirement obligations liability of $436,487 at December 31, 2009 is a discounted present value of estimated future retirement obligations, excluding cost reductions for the salvaging of equipment when wells are retired. The estimated asset retirement obligations, net of associated estimated equipment salvage value, in total and by future periods is zero. Excluding the properties to be sold in March 2010, our estimated total asset retirement obligations at December 31, 2009, without reduction for equipment salvage value, is approximately $186,890 at current prices. The estimated timing of the $186,890 in payments is $0 in 2010, $80,683 in the three year period 2011 through 2013 and $106,207 after 2016. In many cases, timing will change as factors (such as future changes in oil and gas prices) change the economic lives of our wells.

FASB Codification Discussion
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Such accounting principles (commonly referred to as “GAAP”) have generally been set by the U.S. Financial Accounting Standards Board (commonly referred to as the “FASB”). In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principle, as codified in FASB ASC Topic 105, Generally Accepted Accounting Principles. This standard establishes two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (“the Codification” or “ASC”) became the source of authoritative, nongovernmental GAAP, except that financial accounting rules and interpretive releases of the SEC are additional sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies and Estimates
Such accounting principles allow in some cases for the adoption of accounting policies that are not uniformly followed by all companies in a given industry. For example, we have adopted the full cost accounting method for oil and gas exploration and production activities. The full cost method is allowed by the ASC but set forth in Rule 4-10 of SEC Regulation S-X, rather than in the ASC. Many of our competitors use the full cost accounting method while other competitors use the successful efforts method. Our significant accounting policies are summarized in Note 2 of our consolidated financial statements contained herein. Financial statement preparation also involves the use of estimates, such as the estimation of proved oil and gas reserves. We believe the following to be the most critical of our significant accounting policies and our estimates in the preparation of our financial statements.

Full Cost Accounting Method
We use the full cost method of accounting for our oil and gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs), incurred for the purpose of acquiring and finding oil and gas are capitalized. Unevaluated property costs are excluded from the amortization base until we have made a determination as to the existence of proved reserves on the respective property or impairment. We review our unevaluated properties at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.
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
Recently Issued Accounting Pronouncements
FASB Codification. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principle, as codified in FASB ASC Topic 105, Generally Accepted Accounting Principles. This standard establishes two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (“the Codification” or “ASC”) became the source of authoritative, nongovernmental GAAP, except that financial accounting rules and interpretive releases of the SEC are additional sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009, and did not have a material impact on our consolidated financial statements.
Oil and Gas Reserve Information. In December 2008 the SEC published final rules and interpretations updating its oil and gas reporting requirements. In October 2009, the SEC issued Staff Accounting Bulletin No. 113 (SAB No. 113), effective November 4, 2009, revising Staff Accounting Bulletin Series Topic 12 “Oil and Gas Producing Activities” primarily to conform Topic 12 to the aforementioned SEC updates to its oil and gas reporting requirements. Key changes to the SEC’s rules and interpretations include a requirement to use 12-month average pricing rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure (outside of the financial statements) of probable and possible reserves. The full-cost accounting method, which we follow, is changed to no longer allow the option of ceiling test impairments being reduced or eliminated by consideration of oil and gas price increases occurring subsequent to the impairment date. The FASB aligned ASC Topic 932, with the aforementioned SEC requirements by issuing ASC Update 2010-03.
The new SEC and FASB authoritative guidance became effective for our 2009 Annual Report on Form 10-K and has been prospectively adopted by us as of December 31, 2009. The new authoritative guidance did not have a material impact on our consolidated financial statements, except the new requirement to use 12-month average pricing rather than year-end pricing at December 31, 2009, resulted in a $550,000 impairment expense at December 31, 2009, compared with no such impairment expense using year-end pricing.
ASC Update 2010-06. In January 2010 the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”). It requires additional disclosures surrounding transfers in and out of Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3. This new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We will apply the new authoritative guidance beginning with our Quarterly Report on Form 10-Q for the three-month period ending March 31, 2010.
ASC Update 2010-06 also requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed. This portion of the new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2010. We will apply this new authoritative guidance beginning with our Quarterly Report on Form 10-Q for the three-month period ending March 31, 2011.

We do not expect our adoption of ASC Update 2010-06 to have a material impact on our financial statements.
Fair Value Disclosures of Financial Instruments. New authoritative accounting guidance under FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”) requires us to include disclosures about the fair value of our financial instruments whenever we issues financial information for interim reporting periods and annual reporting periods, whether recognized or not recognized in the consolidated balance sheets. The new ASC guidance became effective for us on April 1, 2009, and did not have a material impact on our consolidated financial statements.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
The Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Declines in oil and gas prices reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves). Declines in oil and gas prices can reduce the value of our oil and gas properties and increase impairment expense, as occurred in 2008 and early 2009.
We expect oil and gas price volatility to continue. We do not currently utilize hedging contracts to protect against commodity price risk. As our oil and gas production grows, we may manage our exposure to oil and natural gas price declines by entering into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future oil and natural gas production.
Operating Cost Risk
During 2008 and 2009, we have generally experienced fluctuations in operating costs (including costs of drilling and completing wells) which impact our cash flow from operating activities and profitability. We expect our drilling activity in 2010 to be focused on drilling oil wells with long laterals in the Bakken and/or Three Forks formations in North Dakota. Several other companies seek to drill similar wells in the general area in 2010 whereby drilling and operating costs may rise in response to demand for limited rigs and services in the North Dakota Bakken play.
Fluctuations in drilling costs and production costs, as well as fluctuations in oil and gas prices can have a significant impact on our profitability and may be deciding factors on how many wells we will drill in a given project.
Interest Rate Risk
At December 31, 2009, we had no interest-bearing debt or credit facilities. Short-term interest rates were less than 1% per annum on our $40.6 million of cash and cash-equivalent investments at December 31, 2009. Short-term dividend rates on our $3,150,000 par value in Auction Rate Preferred Shares approximated 0.8% per annum and are at rates which vary with short-term commercial paper and US LIBOR rates. An increase in short-term interest rates would be favorable to us, increasing our investment income in proportion to our short-term investments and cash-equivalent investments.

Item 8: Financial Statements and Supplementary Data
AMERICAN OIL & GAS INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
American Oil & Gas Inc.
We have audited the accompanying consolidated balance sheets of American Oil & Gas Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Oil & Gas Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of American Oil & Gas Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, and, accordingly, we do not express an opinion thereon.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 15, 2010

AMERICAN OIL & GAS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,632,284	$23,269,725
Short-term investments	2,925,000	5,450,000
Accounts receivable	564,533	1,186,749
Materials and supplies inventory	1,269,774	1,236,591
Prepaid expenses	149,991	133,360
Current deferred tax assets (net of valuation allowance, Note 6)	—	—

Total current assets	45,541,582	31,276,425

PROPERTY AND EQUIPMENT, AT COST
Oil and gas properties, full cost method (including unevaluated costs of $35,611,363 at 12/31/09 and $31,837,965 at 12/31/08)	44,454,942	40,456,632
Other property and equipment	406,273	366,354

Total property and equipment	44,861,215	40,822,986
Less accumulated depreciation, depletion and amortization	(5,771,547)	(4,980,578)

Net property and equipment	39,089,668	35,842,408

OTHER LONG-TERM ASSETS
Deferred income tax assets (net of valuation allowance, Note 6)	—	—
Intangible asset (net of accumulated amortization, Note 2)	60,000	240,000
Other assets	80,652	30,385

	$84,771,902	$67,389,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,032,248	$4,286,618
Income taxes payable	—	104,000

Total current liabilities	1,032,248	4,390,618

LONG-TERM LIABILITIES
Asset retirement obligations	436,487	430,686
Deferred income taxes	—	—

Total long-term liabilities	436,487	430,686

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, authorized 24,100,000 shares; no outstanding shares at 12/31/09 and 12/31/08	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding shares: 57,472,399 at 12/31/09 and 47,875,899 at 12/31/08	57,472	47,876
Additional paid-in capital	122,267,594	91,275,557
Accumulated deficit	(39,096,899)	(28,755,519)
Accumulated other comprehensive income	75,000	—

Total equity	83,303,167	62,567,914

	$84,771,902	$67,389,218

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
REVENUES
Oil and gas sales	$1,885,136	$2,894,589	$1,956,508
Other revenues	—	—	12,000

Total revenues	1,885,136	2,894,589	1,968,508

OPERATING EXPENSES
Lease operating expenses	1,086,539	1,278,668	646,000
General and administrative	5,270,873	4,372,202	4,307,997
Depletion, depreciation and amortization	970,968	1,465,772	1,267,042
Accretion of asset retirement obligations	39,873	32,936	23,767
Impairments of oil and gas properties	4,500,000	24,310,000	—
Impairments of materials and supplies inventory	565,991	—	—
Impairment of goodwill	—	11,670,468	—

Total operating expenses	12,434,244	43,130,046	6,244,806

GAIN ON SALE OF OIL & GAS PROPERTIES	—	16,500,000	—

LOSS FROM OPERATIONS	(10,549,108)	(23,735,457)	(4,276,298)

OTHER INCOME (LOSS)
Investment income	57,763	511,599	1,020,712
Impairment of securities investment	—	(300,000)	(952,100)
Loss on sale of securities	—	(369,172)	(14,518)
Interest expense	—	(107,047)	(6,162)

Total other income (loss)	57,763	(264,620)	47,932

LOSS BEFORE INCOME TAXES	(10,491,345)	(24,000,077)	(4,228,366)

Income tax expense — current	(149,965)	244,000	—
Income tax expense (benefit) — deferred	—	(712,345)	(1,484,984)

Income tax provision (benefit)	(149,965)	(468,345)	(1,484,984)

NET LOSS	(10,341,380)	(23,531,732)	(2,743,382)
Less dividends on preferred stock	—	(327,882)	(602,530)
Less deemed dividends on warrant extensions	—	(300,000)	(450,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,341,380)	$(24,159,614)	$(3,795,912)

NET LOSS PER COMMON SHARE:
Basic	$(0.21)	$(0.51)	$(0.09)
Diluted	$(0.21)	$(0.51)	$(0.09)

Weighted average common shares outstanding:
Basic	48,516,065	47,104,025	44,383,861
Diluted	48,516,065	47,104,025	44,383,861
The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,341,380)	$(23,531,732)	$(2,743,382)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Impairments of oil and gas properties	4,500,000	24,310,000	—
Share-based compensation	1,036,149	904,006	1,091,677
Depletion, depreciation and amortization	970,968	1,465,772	1,267,042
Impairments of materials and supplies inventory	565,991	—	—
Accretion of asset retirement obligations	39,873	32,936	23,767
Gain on sales of oil and gas properties	—	(16,500,000)	—
Impairment of goodwill	—	11,670,468	—
Deferred income taxes	—	(712,345)	(1,484,984)
Unrealized loss on investment in securities	—	300,000	952,100
Net loss on sales of securities	—	369,172	14,518
Related changes in current assets and current liabilities:
Decrease (increase) in accounts receivable	259,359	(164,227)	(230,601)
Decrease (increase) in material and supplies inventory	(676,696)	(739,253)	—
Decrease (increase) in advances and prepaid expenses	(16,631)	16,080	252,847
Increase (decrease) in accounts payable and accrued liabilities	(65,418)	164,991	(314,090)

Net cash used by operating activities	(3,727,785)	(2,414,132)	(1,171,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from sales of oil and gas properties	712,500	31,695,279	777,461
Cash paid for oil and gas properties	(12,097,454)	(20,612,267)	(15,841,067)
Cash paid for office equipment and software	(39,919)	(27,740)	(43,129)
Cash paid for drilling prepayments and other long-term assets	(50,267)	—	(330,203)
Cash purchases of short-term investments in securities	—	—	(28,750,000)
Cash proceeds from sale of short-term investments	—	683,728	12,360,482
Cash proceeds from redemption of short-term investments	2,600,000	11,500,000	—

Net cash provided (used) by investing activities	(8,875,140)	23,239,000	(31,826,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	31,500,000	—	28,506,602
Cash paid for stock offering and issuance costs	(1,864,516)	—	(1,956,465)
Proceeds from employee stock option exercise	330,000	—	642,145
Proceeds from warrant exercise	—	56,638	705,025
Proceeds from short-term borrowings	—	10,925,900	—
Repayment of short-term borrowings	—	(10,925,900)	—

Net cash provided by financing activities	29,965,484	56,638	27,897,307

NET INCREASE (DECREASE) IN CASH	17,362,559	20,881,506	(5,100,255)
CASH, BEGINNING OF YEAR	23,269,725	2,388,219	7,488,474

CASH, END OF YEAR	$40,632,284	$23,269,725	$2,388,219

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

					Additional	Comprehensive Income
	Preferred	Stock	Common	Stock	Paid-in	Accumulated	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Other Income	Equity
December 31, 2006 Balances	250,000	$250	38,927,114	$38,927	$59,174,874	$(799,993)	$3,673,615	$62,087,673
Conversion of preferred to common	(112,000)	(112)	1,008,000	1,008	(896)			—
Accrued dividends, Series AA Pref.						(602,530)		(602,530)
Series AA preferred stock dividends paid in common stock			131,155	131	820,093			820,224
Sale of stock at $4.75/share for cash			6,001,390	6,001	28,500,601			28,506,602
Cash paid for stock offering costs					(1,956,465)			(1,956,465)
Exercise of employee stock options			134,300	134	642,011			642,145
Exercise of warrants			117,504	118	704,907			705,025
Deemed dividends on warrant extensions					450,000	(450,000)		—
Share-based compensation:
Stock option expense					914,301			914,301
Deferred stock-based compensation			109,600	110	(110)			—
Accrued stock-based compensation					148,176			148,176
Common stock granted & issued			5,000	5	29,195			29,200
Comprehensive loss:
Net loss						(2,743,382)
Decline in unrealized gain on short- term investment, net of tax							(3,673,615)
Total comprehensive loss								(6,416,997)

December 31, 2007 Balances	138,000	$138	46,434,063	$46,434	$89,426,687	$(4,595,905)	$—	$84,877,354
Conversion of preferred to common	(138,000)	(138)	1,242,000	1,242	(1,104)			—
Accrued dividends, Series AA Pref.						(327,882)		(327,882)
Series AA preferred stock dividends paid in common stock			130,986	131	589,399			589,530
Exercise of warrants			64,850	65	56,573			56,638
Deemed dividends on warrant extensions					300,000	(300,000)		—
Share-based compensation:
Stock option expense					735,286			735,286
Accrued stock-based compensation					151,000			151,000
Common stock granted and issued			4,000	4	17,716			17,720
Comprehensive loss:
Net loss						(23,531,732)		(23,531,732)

December 31, 2008 Balances	—	$—	47,875,899	$47,876	$91,275,557	$(28,755,519)	$—	$62,567,914
Sale of stock at $3.50/share for cash			9,000,000	9,000	31,491,000			31,500,000
Cash paid for stock offering costs					(1,864,516)			(1,864,516)
Exercise of employee stock options			165,000	165	329,835			330,000
Share-based compensation:
Stock option expense					747,516			747,516
Accrued stock-based compensation					202,933			202,933
Common stock granted and issued			431,500	431	83,269			83,700
Other					2,000			2,000
Comprehensive loss:
Net loss						(10,341,380)
Increase in unrealized gain on short-term investments							75,000
Total comprehensive loss								(10,266,380)

December 31, 2009 Balances	—	$—	57,472,399	$57,472	$122,267,594	$(39,096,899)	$75,000	$83,303,167

The accompanying notes are an integral part of the financial statements.

AMERICAN OIL & GAS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
ORGANIZATION
American Oil & Gas Inc. is an independent energy company engaged in the acquisition, exploration and development of crude oil and natural gas reserves and production in the western United States. In these Notes, the terms “Company”, “American”, “we”, “us”, “our” and terms of similar import refer to American Oil & Gas Inc.
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
BASIS OF PRESENTATION
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards (like FASB Statement No. 165, Subsequent Events, issued in May 2009) are superseded by the Codification, and new FASB Statements are not being issued. For further discussion of the Codification, see “FASB Codification Discussion” in this filing’s Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
the assumption required by GAAP that proved reserves and generally proved reserve value for measuring capitalized cost impairment be based (for each proved property) on simple averages of the preceding twelve months’ historical oil and gas prices on the first day of each month.

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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, we consider cash equivalents to be all highly liquid investments with a maturity of three months or less at the time of purchase. The Company typically has cash in bank accounts in excess of federally insured amounts.
FAIR VALUE — The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.
SHORT-TERM INVESTMENTS — Short-term investments consist of (i) readily marketable securities expected to be sold within one year and (ii) unregistered securities expected to be readily marketable and sold within one year. Short-term investments are carried at fair value. For “trading securities”, i.e., investments bought and held principally to sell short-term, changes in fair value are reflected in current income. For other short-term investments, referred to as “available-for-sale,” changes in fair value are reflected, net of related deferred income taxes, in Other Comprehensive Income in the Equity section of the Balance Sheet. If an available-for-sale investment has a net unrealized loss that is considered other-than-temporary, such loss is recognized in the current income statement.
ACCOUNTS RECEIVABLE AND CREDIT POLICIES — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2009 and 2008, management had determined that little or no allowance for uncollectible receivables was necessary.
Accounts receivable of $564,533 at December 31, 2009 consisted of $411,909 from sales of oil and gas, $134,635 from joint interest billings to other oil and gas companies who participate with us in acquiring and exploration of oil and gas leases, $33,000 of other receivables, less a $15,011 allowance for uncollectible receivables. Accounts receivable of $1,186,749 at December 31, 2008 consisted of $496,152 from sales of oil and gas, $497,493 from joint interest billings to other oil and gas companies who participate with us in acquiring and exploration of oil and gas leases and $193,104 of other receivables.
ASSET RETIREMENT OBLIGATIONS — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation. For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to well plugging, surface equipment dismantlement and removal, site reclamation and similar activities of our oil and gas properties.

The following table reflects the change in ARO for the years ended December 31, 2009 and 2008:

	2009	2008
Asset retirement obligation beginning of year	$430,686	$323,369
Liabilities incurred	58,534	101,638
Liabilities settled	(79,432)	(51,996)
Accretion	39,873	32,936
Revisions in estimated liabilities	(13,174)	24,739

Asset retirement obligation end of year	$436,487	$430,686

Current portion of obligation end of year	$—	$—
OIL AND GAS PROPERTIES — We use the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs directly associated with property acquisition, exploration and development (including costs of unsuccessful exploration) are capitalized within cost centers or cost “pools”, generally by country. At December 31, 2009 and 2008, all of the Company’s oil and gas properties and operations were located in one cost center, the United States. Internal costs that are capitalized, such as land department salaries, are limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.
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
Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed a ‘ceiling’ amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision. The present value of estimated future net cash flows is computed by applying the twelve-month historical averages of prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures (at period-end rates) to be incurred in developing and producing the proved reserves and assuming continuation of economic conditions existing at period-end. SEC guidance allows the ceiling to be increased for certain subsequent events occurring before the filing date of the affected financial statements and indicative that capitalized costs were not impaired at period-end. Effective with filings after December 31, 2009, such subsequent events are limited to the proving up of additional reserves on properties owned at period-end. The present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet (following SEC Staff Accounting Bulletin No. 106).

OTHER PROPERTY AND EQUIPMENT — We record at cost any long-lived tangible assets that are not oil and gas property. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets of three to five years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived property and equipment, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. We have not found nor recognized any impairment losses on such other property and equipment.
IMPAIRMENT — ASC Subtopic 360-35, Property, Plant and Equipment — Subsequent Measurement, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under ASC Topic 932-360-35, oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules of SEC Regulation S-X Rule 4-10.
BUSINESS COMBINATIONS AND GOODWILL — We account for business combinations in accordance with ASC Topic 805, Business Combinations, whereby combinations of companies not previously under common control are regarded as a purchase by the acquiring or surviving company. The purchase is recorded at fair value with the purchase price allocated to the acquired company’s assets and liabilities at their estimated fair values. Goodwill is recognized to the extent the acquired company’s fair value exceeds the net fair value of its assets and liabilities, including intangible assets with limited life. We recognized $11,670,468 of goodwill in our 2005 acquisition of Tower Colombia Corporation.
We account for goodwill in accordance with ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 350 requires an annual impairment assessment of goodwill. A more frequent assessment is required if certain events occur that reasonably indicate an impairment may have occurred. The impairment assessment requires us to make estimates regarding the fair value of the reporting unit to which goodwill is assigned. If the fair value of the reporting unit exceeds its carrying value (including the carrying value of its assigned goodwill), then under ASC Topic 350 no impairment of goodwill exists. At December 31, 2008, the $11,670,468 of goodwill was fully impaired, and the impairment was recognized.
INTANGIBLE ASSETS — Intangible assets, other than Goodwill, are amortized over their expected useful lives. In the aforementioned 2005 acquisition of Tower Colombia Corporation, we recognized a $900,000 intangible asset. It relates to non-compete provisions and performance-based compensation terms reflected in five-year employment agreements with TCC’s three owners, who continue to serve as officers of American. The $900,000 asset is amortized over five years, beginning in April 2005, on a straight-line basis, equating to a $15,000 monthly amortization expense.
INCOME TAXES — We account for income taxes under the provisions of ASC Topic 740, Income Taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under ASC Topic 740 the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.
REVENUE RECOGNITION AND GAS BALANCING — We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of December 31, 2009 and 2008, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

Major Customers: The table below shows for the calendar years 2009, 2008 and 2007 the percentages of our oil and gas revenues for major customers, i.e., those who each account for more than 10% of the year’s oil and gas sales:

Major Customers	2009	2008	2007
DCP Midstream LLC	38%	31%	36%
Wyoming Refining Company	23%	15%	13%
Shell Trading (US) Company	10%	17%	19%
Nexen Marketing U.S.A., Inc.			13%

Total	71%	63%	81%

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
CONCENTRATION OF CREDIT RISK — Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. We maintain substantially all cash assets at one financial institution, Wells Fargo bank. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only in large high quality financial institutions. We believe that credit risk associated with cash is remote. The Company is exposed to credit risk in the event of nonpayment by counter parties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counter parties is subject to continuing review.
SHARE-BASED COMPENSATION — Effective January 1, 2006, we adopted Share-Based Payment accounting standards (in ASC Topic 718, Compensation — Stock Compensation, and ASC Topic 505, Equity Based Payments to Non-Employees), on a modified prospective basis. The standards require publicly-held companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation to employees.
OFF BALANCE SHEET ARRANGEMENTS — We have no significant off balance sheet arrangements.
PRINCIPLES OF CONSOLIDATION — Our consolidated financial statements include the accounts of our wholly-owned subsidiary Tower American Corporation. All significant intercompany accounts and intercompany balances have been eliminated.
SEGMENT REPORTING — We follow ASC Topic 280, Segment Reporting. Operating segments, as defined in ASC 280, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company operates in one segment, oil and gas producing activities.
RECLASSIFICATION — Certain amounts in the 2007 and 2008 consolidated financial statements have been reclassified to conform to the 2009 financial statement presentation. Such reclassifications have had no effect on net loss.
SUBSEQUENT EVENTS — Those subsequent events known to the Company’s principal executive officer or principal financial officer prior to the first issuance of the financial statements are evaluated for incorporation in the financial statements and notes thereto.

RECENT ACCOUNTING PRONOUNCEMENTS
FASB Codification. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principle, as codified in FASB ASC Topic 105, Generally Accepted Accounting Principles. This standard establishes two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (“the Codification” or “ASC”) became the source of authoritative, nongovernmental GAAP, except that financial accounting rules and interpretive releases of the SEC are additional sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009, and did not have a material impact on our consolidated financial statements.
Oil and Gas Reserve Information. In December 2008 the SEC published final rules and interpretations updating its oil and gas reporting requirements. In October 2009, the SEC issued Staff Accounting Bulletin No. 113 (SAB No. 113), effective November 4, 2009, revising Staff Accounting Bulletin Series Topic 12 “Oil and Gas Producing Activities” primarily to conform Topic 12 to the aforementioned SEC updates to its oil and gas reporting requirements. Key changes to the SEC’s rules and interpretations include a requirement to use 12-month average pricing rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure (outside of the financial statements) of probable and possible reserves. The full-cost accounting method, which we follow, is changed to no longer allow the option of ceiling test impairments being reduced or eliminated by consideration of oil and gas price increases occurring subsequent to the impairment date. The FASB aligned ASC Topic 932, with the aforementioned SEC requirements by issuing ASC Update 2010-03.
The new SEC and FASB authoritative guidance became effective for our 2009 Annual Report on Form 10-K and has been prospectively adopted by us as of December 31, 2009. The new authoritative guidance did not have a material impact on our consolidated financial statements, except the new requirement to use 12-month average pricing rather than year-end pricing at December 31, 2009, resulted in a $550,000 impairment expense at December 31, 2009, compared with no such impairment expense using year-end pricing.
ASC Update 2010-06. In January 2010 the FASB issued ASC Update 2010-06, “Fair Value Measurements and Disclosures” (“ASC Update 2010-06”). It requires additional disclosures surrounding transfers in and out of Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3. This new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We will apply the new authoritative guidance beginning with our Quarterly Report on Form 10-Q for the three-month period ending March 31, 2010.
ASC Update 2010-06 also requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed. This portion of the new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2010. We will apply this new authoritative guidance beginning with our Quarterly Report on Form 10-Q for the three-month period ending March 31, 2011.
We do not expect our adoption of ASC Update 2010-06 to have a material impact on our financial statements.
Fair Value Disclosures of Financial Instruments. New authoritative accounting guidance under FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”) requires us to include disclosures about the fair value of our financial instruments whenever we issue financial information for interim reporting periods and annual reporting periods, whether recognized or not recognized in the consolidated balance sheets. The new ASC guidance became effective for us on April 1, 2009, and did not have a material impact on our consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Oil and gas properties, full cost method
Unevaluated costs, not yet subject to amortization	$35,611,363	$31,837,965
Evaluated costs	8,843,579	8,618,667

	44,454,942	40,456,632
Less accumulated amortization	(5,510,016)	(4,796,016)

Net carrying value of oil and gas properties	38,944,926	35,660,616
Cost of other property and equipment	406,273	366,354
Less accumulated depreciation and amortization	(261,531)	(184,562)

Net property and equipment	$39,089,668	$35,842,408

In 2009 and 2008, most of our oil and gas properties were in four major projects: Goliath, Fetter, Krejci and Bigfoot. As explained further in Note 12, we signed on February 23, 2010 a letter of intent to sell by March 31, 2010 for approximately $44 million cash all our interests in three Wyoming counties. The properties to be sold include our interests in the Fetter and Krejci projects. Our major project in 2010 will be the Goliath project in North Dakota where we will be drilling wells to the Bakken and Three Forks oil formations.
Unevaluated Oil and Gas Properties
Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until the associated wells or properties are able to be evaluated as to whether the assets have proved reserves or not. Costs are also moved into the amortization base when such costs are believed to be impaired and not recoverable by development or sale of the related asset. Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.
The following table presents the unevaluated capitalized oil and gas properties’ costs and net change for 2009, by major project:

	Capitalized Costs			Approximate Acres 12/31/09
	(in millions)			(Unaudited)
		Net			Lease	Our
Project (State)	12/31/08	Change	12/31/09	Gross	Net*	Net*
Properties to be sold by March 31, 2010:
Fetter Project, Powder River Basin (WY)	$14.7	$0.3	$15.0
Krejci Oil Project, Powder River Basin (WY)	2.4	0.1	2.5
Other, Powder River Basin (WY)	1.2	0.0	1.2

Total, unevaluated properties to be sold	18.3	0.4	18.7			97,000
Goliath Project, Williston Basin (ND)	7.7	2.5	10.2	106,000	79,000	73,000
Bigfoot Project	3.3	1.7	5.0	213,000	188,000	131,000
Other unevaluated costs and acreage	2.5	(0.8)	1.7	21,000	20,000	12,000

Total unevaluated costs and net acres	$31.8	3.8	$35.6			313,000

*
Lease net acres represent the proportion of gross surface acreage for which we and our working interest partners have leased the underlying mineral rights for exploration and production. Our net acres’ amount is the product of the lease net acres times our average effective working interest percentage.

Of the $35.6 million in costs excluded from the amortization base:
•	Substantially all costs are for property acquisitions;
•	The $18.7 million for properties to be sold in late March 2010 will be reclassified within the full cost pool consistent with gain determination and recognition at the time of sale;
•	We anticipate that substantially all of the $10.2 million in unevaluated costs at Goliath will be moved into the amortization base over 2010 and 2011, as wells are drilled;
•
We anticipate that the $5 million in unevaluated costs at Bigfoot will remain substantially unevaluated in 2010, with future reclassification to evaluated dependent on future drilling and development activities; and

•	We anticipate the $1.7 million in other unevaluated costs will be substantially reclassified to the amortization base over the two-year period ending December 31, 2011.
The Fetter Project’s $0.3 million increase in 2009 is primarily for acquisition, retention or extension of oil and gas leases. The Goliath Project’s $2.5 million increase in 2009 primarily consists of $3 million for acquisition or extension of leases, less $0.7 million received under the Goliath East participation agreement discussed below. The Bigfoot Project’s $1.7 million increase in 2009 consists primarily of $1 million in well costs that remain unevaluated at March 11, 2010 and $0.7 million in lease acquisition and retention costs.
In 2009 and 2008, we capitalized $804,000 and $420,000, respectively, of internal land department costs directly associated with property acquisition, exploration (including lease record maintenance) and development. Capitalized land department costs are initially capitalized 1/12th to evaluated costs and 11/12th to unevaluated costs, with reclassification to evaluated made evenly over the subsequent eleven calendar quarters. In 2009 and in 2008 we also capitalized approximately $100,000 to various unevaluated properties for our internal geologist’s costs directly associated with the acquired properties. In 2007 capitalization of internal costs was less than $100,000.
The following table shows, by year incurred, the unevaluated oil and gas property costs at December 31, 2009 (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation and also the portion of such costs that relate to the properties to be sold in 2010 under the February 23, 2010 Letter of Intent:

	Net Costs	Costs of Properties Being
Year Incurred	Incurred	Sold	Retained
Year ended December 31, 2009	$6,222,972	$664,934	$5,558,038
Year ended December 31, 2008	5,547,971	2,036,087	3,511,884
Year ended December 31, 2007	3,469,209	1,805,688	1,663,521
Year ended December 31, 2006	12,230,777	11,948,320	282,457
Year ended December 31, 2005	7,810,852	1,886,209	5,924,643
Prior to 2005	329,582	329,582	—

Total costs as of December 31, 2009	$35,611,363	$18,670,820	$16,940,543

Sales of Oil & Gas Properties
In December 2009, we entered into a participation agreement (the “Goliath East participation agreement”) with Halliburton Energy Services, Inc. (“Halliburton”) whereby Halliburton would earn 25% of American’s working interest in a portion of the Goliath Project in return for Halliburton (a) paying to American up to $1.1 million in cash and (b) paying 100% of American’s 84.3% share in the cost of drilling, completing and fracing the Tong Trust 1-30H well, with American carried for and retaining 30% of its original 84.3% working interest in the well. In December 2009, American received $712,500 cash from Halliburton under the terms of the Goliath East participation agreement.
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
Property Acquisition, Exploration and Development Costs
Information relating to the Company’s costs incurred in its oil and gas operations during the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Property acquisition costs, unproved properties	$5,183,876	$6,275,102	$4,395,467
Property acquisition costs, proved properties	400,000	—	—
Exploration costs	1,856,611	13,563,077	11,364,497
Development costs	1,804,395	3,042,469	—
Asset retirement costs	58,534	74,381	73,516

	$9,303,416	$22,955,029	$15,833,480

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells. Development costs include drilling and other costs incurred within a proved area of oil and gas.
Impairment of Oil and Gas Properties
We use the full-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling” as described in Note 2. During 2009, we recognized $4,500,000 of impairments of oil and gas properties ($2,850,000, net of $1,650,000 increase in deferred tax assets before tax valuation allowances).
Due to significant declines in oil and gas prices in the second half of 2008, along with unsuccessful exploration in the same six months, we recognized at September 30, 2008 and December 31, 2008 a total of $24,310,000 ($15.4 million net of an $8.9 million increase in net deferred tax assets) in impairments of oil and gas properties. Other transactions, along with valuation allowances, reduced net deferred tax assets at December 31, 2009 and December 31, 2008 to zero as further discussed in Note 6.
Amortization Rate
Amortization of oil and gas property is calculated quarterly based on the quarter’s production in barrels of oil equivalent (“boe”) times an amortization rate. The amortization rate is an amortization base divided by the boe sum of proved reserves at the end of the quarter and production during the quarter. The amortization base consists of (i) the capitalized evaluated oil and gas costs at the end of the quarter before recording any impairment at quarter’s end, plus (ii) estimated future development costs for the proved reserves, less (iv) accumulated amortization at the beginning of the quarter. For 2009, 2008 and 2007, the annual average amortization rates were $12.50, $25.17, and $25.21, respectively, per boe. After impairment recognition, the amortization rate at December 31, 2009 was $13.42 per boe of proved reserves.
The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Amortization of costs for evaluated oil and gas properties	$714,000	$1,210,000	$1,021,817
Depreciation of office equipment, furniture and software	76,968	75,772	65,225
Amortization of Other Intangible Asset	180,000	180,000	180,000

Total DD&A expense	$970,968	$1,465,772	$1,267,042

NOTE 4 — SHORT-TERM INVESTMENTS
Our short-term investments at December 31, 2009 and 2008 were comprised of auction-rate preferred shares (“ARPS”) issued by closed-end mutual funds. ARPS are a form of auction-rate securities (“ARS”) that were bought and sold at par value prior to March 2008 at special auctions held every 7 days or 28 days and paying variable-rate dividends, with the rate re-determined at the auctions. After February 2008, there were no parties willing to buy ARPS at par value at the auctions, i.e., the auction system collapsed. The ARPS are preferred shares with no maturity date and with no right for the holder to ‘put’ the securities to the ARPS issuer (the closed-end mutual fund) for redemption. Since February 2008, many issuers of ARPS have redeemed some or all of their ARPS at par value, and several large investment banks and brokerage firms (generally in settlement with customers or with government agencies) have bought back their customers’ ARPS at par value.
On August 6, 2009, American filed with the Financial Industry Regulatory Authority (“FINRA”) a statement of claim against Jefferies & Company, Inc. (“Jefferies”), as American’s broker with regards to the ARPS. The statement of claim seeks in arbitration to have Jefferies (i) purchase at par value American’s remaining unredeemed ARPS, (ii) reimburse American for consequential damages (approximating $140,000 to date) and for American’s legal costs in the arbitration and (iii) pay American interest at 8% per annum under Colorado statute C. R. S. § 5-12-102, less the ARPS dividends American received following the failed auctions. The arbitration hearing is scheduled to take place in early December 2010. We understand that FINRA’s enforcement division is separately investigating Jefferies’ role as a broker of ARPS and as an ARPS Auction Dealer.
We expect to have our ARPS entirely liquidated for cash before December 31, 2010. Absent full liquidation at par value, we expect to sell before December 2010 any remaining ARPS in the secondary market at expected losses (including significant transaction costs) approximating 10% to 20% of the par value of ARPS sold. We may receive an award in arbitration with Jefferies; however, we have no assurance that we will be successful in our claim against Jefferies.
The ARPS we own at December 31, 2009 are classified as short-term investments and are classified under ASC Topic 320 as investments held for sale, rather than marketable securities. Unrealized gains and temporary unrealized losses are recorded in Other Comprehensive Income (Loss). Unrealized losses that are “other-than-temporary” are reflected in the consolidated statement of operations. Unrealized gains resulting from increases in fair value are recorded in Other Comprehensive Income.
The ARPS’ total par value and carrying value (i.e., estimated fair value) from December 31, 2007 through December 31, 2009 are summarized in the following table:

	Par Values ($ thousands)			Fair Values ($ thousands)
	Calamos	Other	All	Calamos	Other	All
	Funds	Funds	Funds	Funds	Funds	Funds
Balance at December 31, 2007	11,275	6,050	17,325	11,275	6,050	17,325
Less sales prior to 2/16/2008	(25)	(50)	(75)	(25)	(50)	(75)
Less redemptions by 12/31/08	(8,925)	(2,575)	(11,500)	(8,925)	(2,575)	(11,500)
Other-than-temporary loss				—	(300)	(300)

Balance at December 31, 2008	2,325	3,425	5,750	2,325	3,125	5,450
Less redemptions by 3/31/09	—	(200)	(200)	—	(200)	(200)
Temporary loss at 3/31/09				(250)	—	(250)

Balance at March 31, 2009	2,325	3,225	5,550	2,075	2,925	5,000
Less redemptions by 6/30/09	(1,300)	(75)	(1,375)	(1,300)	(75)	(1,375)
Fair value increases by 6/30/09				250	75	325

Balance at June 30, 2009	1,025	3,150	4,175	1,025	2,925	3,950
Less July 2009 redemptions	(325)	—	(325)	(325)		(325)
Less August 2009 redemptions	(700)	—	(700)	(700)		(700)
Change in fair value at 12/31/09					—	—

Balance at December 31, 2009	—	3,150	3,150	—	2,925	2,925

At December 31, 2009, our remaining ARPS were preferred shares in five closed-end taxable mutual funds: $1,200,000 par value in Evergreen Income Advantage (symbol EAD), $1,075,000 par value in Advent Claymore Convertible Securities (symbol AVK) and $875,000 total par value in the PSY, BPP and PHT funds. The ARPS’ $3,150,000 total par value exceeded their $2,925,000 total carrying value (i.e., estimated fair value) by $225,000. The $225,000 net loss is composed of (i) a $300,000 other-than-temporary loss recognized in the Statement of Operations for the year ended December 31, 2008 and (ii) a $75,000 temporary unrealized gain recorded in Other Comprehensive Income. Fair value, by definition, is before transaction costs in selling the ARPS (See Note 5).
The ARPS dividend rates approximated 0.8% per annum at December 31, 2009. Dividend rates fluctuate weekly or monthly generally at a small premium over 30-day LIBOR or over short-term AA commercial paper.
NOTE 5 — FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2009, and the table shows the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

		Level 1	Level 2	Level 3
	Total	inputs	inputs	inputs
As of December 31, 2008
Assets:
Short-term investments available for sale:
Auction Rate Preferred Shares (“ARPS”)	$5,450,000	$—	$—	$5,450,000
Liabilities	$—	$—	$—	$—

As of December 31, 2009
Assets:
Short-term investments available for sale:
Auction Rate Preferred Shares (“ARPS”)	$2,925,000	$—	$—	$2,925,000
Liabilities	$—	$—	$—	$—
The table in Note 4 provides a reconciliation between the $5,450,000 fair value of the ARPS at December 31, 2008 and the $2,925,000 fair value of the ARPS at December 31, 2009. In determining ARPS’ fair values, we were able to use Level 1 inputs at December 31, 2007 and began using Level 3 inputs on September 30, 2008.
Our claim against Jefferies (see Note 4) is not reflected in estimation as to the fair value of our ARPS at December 31, 2009, because fair value is based on what a third party would be willing to pay for the securities excluding any legal rights at December 31, 2009 that American may have against Jefferies.
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

The methodology for Level 3 valuation at December 31, 2009 was similar to that at December 31, 2008, with the key considerations and inputs as to the fair value of our ARPS at December 31, 2009 being as follows:
•
Recognition that the ARPS are relatively illiquid compared to 7-day and 28-day commercial paper and similar debt instruments. ARPS cannot be sold in the secondary market at par value absent an announced plan to redeem the ARPS in the very near future.

•	As of December 31, 2009, there are no announced plans to redeem ARPS we hold.
•
On December 15, 2009, the SEC granted the PHT fund the right to redeem its ARPS using debt if the fund’s trustees should deem redemption to be in the best interest of the fund, its ARPS holders and its common shareholders. The PHT fund has not announced plans for redemption, but the Calamos closed-end taxable funds redeemed all of their ARPS within eight months of receiving a similar SEC grant in early 2009 allowing the use of debt to redeem all ARPS. We own $400,000 par value of PHT ARPS.

•	Recognition that the ARPS we own pay dividends every 7 or 28 days at variable short-term rates that are a small premium above 7 or 30-day LIBOR or commercial paper rates.
•	Assumption that on average the ARPS will be redeemed at 95% to 100% of par value in two to four years because of various factors and expectations, most notably the following:
•
Current short-term interest rates are unusually low whereby (a) LIBOR and commercial paper interest rates a few years from now are likely to be greater than current rates and (b) the ARPS’ rates will be 125% to 150% of the LIBOR and commercial paper rates, which may compel funds to redeem their ARPS with debt, “put-able” ARPS and/or common stock.

•
At December 31, 2009, we own ARPS in five closed-end taxable mutual funds. In two to four years, it seems likely that the vast majority of the ARPS issued by each of the five mutual funds will be owned by four to seven large financial institutions, who will likely have the desire and influence to compel directly (or indirectly, such as through support for changes in federal law and regulations regarding ARPS) that each fund redeem all ARPS at 95% to 100% of par value. Each of the five mutual funds paid seven to nine financial institutions (among a group of 15 institutions) to be “Auction Dealers” (aka “Re-marketing Agents”) in the ARPS auctions. At December 31, 2009, some 40% to 60% of ARPS for each of the five mutual funds were owned collectively by four of those Auction Dealers: (1) Merrill Lynch (now a subsidiary of Bank of America), (2) Citigroup (3) UBS and (4) Morgan Stanley. Their substantial ownership of the ARPS came from their purchases so far of all ARPS at par value from many of their ARPS customers in settlement with FINRA or government agencies. Seven others (including Wells Fargo) of the fifteen Auction Dealers have entered into similar settlements with FINRA, state agencies or the SEC. Of the other four, one (Lehman Brothers) is dissolved and two (Oppenheimer and Jefferies & Co.) are contesting State and FINRA allegations, respectively, of wrongdoings as ARPS brokers. Oppenheimer and Jefferies were Auction Dealers in each of the five mutual funds.

•
Calculations under various cases and assumptions of (a) future interest rates, (b) timing of redemptions and (c) illiquidity of ARPS, whereby the cases indicated a range of ARPS fair values at December 31, 2009 of 90% to 96% of par value, where fair value (by definition) is without regard to transaction costs (such as brokerage fees) in selling the ARPS in a secondary market.

NOTE 6 — INCOME TAXES
We account for income taxes under the provisions of ASC Topic 740, Income Taxes, which provides for an asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Income tax expenses and effective income tax rates for the years ended December 31 consist of the following:

	2009	2008	2007
Current taxes	$(149,965)	$244,000	$—
Deferred tax benefit	(2,369,550)	(5,464,653)	(1,484,984)
Valuation allowance	2,369,550	4,752,308	—

Income tax expense (reduction)	$(149,965)	$(468,345)	$(1,484,984)

Loss before income taxes	$(10,491,345)	$(24,000,077)	$(4,228,366)
Effective income tax rate	1.4%	2.0%	35.1%
The effective income tax rate for the years ended December 31 differs from the U.S. Federal statutory income tax rate as follows:

	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	2.0%	1.6%	1.5%
Permanent differences:
Goodwill impairment	—	(17.8%)	—
Compensation using qualified stock options	(0.6%)	(0.5%)	(3.3%)
Excess percentage depletion	(4.6%)	2.0%	1.5%
Other	(0.7%)	—	—
Change in valuation allowance	(22.6%)	(19.8%)	—
Change in average state tax rate	(0.4%)	—	0.3%
Other	(6.7%)	1.5%	0.1%

Effective income tax rate	1.4%	2.0%	35.1%

The 4.6% tax rate reduction for excess percentage depletion in 2009 is due to the 2008 tax return as filed differing from plans in early 2009 to elect to capitalize substantially all IDC in order to deduct in 2008 all excess percentage depletion carryforward. The 4.6% tax rate reduction reflects a reversal of the 2008 excess percentage depletion that was assumed last year to be deducted for 2008.
At December 31, 2009, we had for federal income tax reporting $20.1 million in net operating loss carryforwards and $1.4 million in excess percentage depletion carryforward. Under existing federal tax law, a portion of the net operating loss carryforward begins to expire in 2026 and the excess percentage depletion carryforward does not expire.
We file annual US federal income tax returns and have filed annual income tax returns for the states of Colorado, Montana, North Dakota and Utah. We primarily do business in Wyoming, but Wyoming does not impose corporate income taxes. We believe that as of March 12, 2010, we are no longer subject to income tax examinations by tax authorities for years before 2005 for Colorado and before 2006 for federal, Montana, North Dakota and Utah income tax returns. Income taxing authorities have conducted no formal examinations of our past federal and state income tax returns and supporting records. In March and April 2009, the Utah State Tax Commission conducted a limited review of our franchise tax returns for 2005, 2006 and 2007, but the review did not become a formal examination or audit, and the Commission issued no notice of any taxes, penalties or interest due.
On January 1, 2007, we adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. We found no significant uncertain tax positions as of any date on or before December 31, 2009. Given our substantial net operating loss carryforwards at both the federal and state levels prior to 2010, we do not anticipate any significant interest expense or penalties charged for any examining agents’ tax adjustments of income tax returns prior to 2010 since such adjustments would very likely simply reduce our net operating loss carryforwards.

The components of the deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008	2007
Current deferred tax assets:
For unrealized loss on short-term investments	$83,287	$109,749	$347,658
For unrealized loss on materials & supplies inventory	209,510	—	—
Less asset valuation allowance	(292,797)	(109,749)	—

Current deferred tax assets	$—	$—	$347,658

Long-term deferred tax assets (liabilities):
Deferred tax assets:
Federal and state net operating loss carryovers	$7,243,324	$171,696	$5,731,713
Oil & gas property costs’ tax basis in excess of basis for financial reporting	165,754	4,073,868	—
Oil and gas property amortization	—	51,373	454,771
Compensation using non-qualified stock options and stock grants	610,115	364,887	341,452
Alternative Minimum Tax Credit Carryforward	94,035	—	—

	8,113,228	4,661,824	6,527,936
Less: valuation allowance	(6,829,062)	(4,642,559)	—

Long-term deferred tax assets	$1,284,166	$19,265	$6,527,936

Deferred tax liabilities:
Oil and gas property amortization	$(1,265,654)	$—	$—
Oil and gas property costs’ carrying value for financial reporting in excess of tax basis	—	—	(7,572,033)
Other	(18,512)	(19,265)	(15,906)

Total long-term deferred tax liabilities	(1,284,166)	(19,265)	(7,587,939)

Long-term deferred tax assets	1,284,166	19,265	6,527,936

Net long-term deferred tax assets (liabilities)	$—	$—	$(1,060,003)

At December 31, 2009 and December 31, 2008, we recognized valuation allowances reducing the carrying value of net deferred tax assets to zero. ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. We recognized the valuation allowances in consideration of many factors, primarily our recent history of losses and the inherent uncertainties of exploring for oil and gas. As circumstances change in the future, we may reduce deferred tax asset valuation allowances.
The Deferred Tax Assets at December 31, 2008, reflected our plans in early 2009 to defer deduction of substantially all of our intangible drilling costs incurred in 2009 so as to fully utilize our Federal net operating loss carryforward and our percentage depletion carryforward in 2009, when there was a risk that federal tax law could be changed to reduce such carryforwards before we could otherwise use them. At the time of filing our 2008 federal income tax return in September 2009, we opted to deduct substantially all of our intangible drilling costs and not utilize our loss carryforward and percentage depletion carryforward in 2008. Consequently, the deferred tax asset for net operating loss carryforwards remains high.

NOTE 7 — SUPPLEMENTAL INFORMATION TO THE STATEMENTS OF CASH FLOWS

	2009	2008	2007
Supplemental Schedule of Cash Flow Information
Cash paid for interest expense	$—	$107,047	$6,162
Cash paid for income taxes	$130,000	$140,000	$—
Cash refunded on income taxes	$175,965	$—	$—

Supplemental Disclosures of Non-Cash Activities
Share-based compensation expense	$1,036,149	$904,006	$1,091,677
Exchange of oil and gas properties	$420,000	$—	$—
Materials & supplies inventory used in wells	$77,522	$—	$—
Net increase in payables for capital expenditures	$—	$2,200,387	$134,807
Conversion of preferred stock into common stock	$—	$7,452,000	$6,048,000
Preferred stock dividends paid in common stock	$—	$589,530	$820,224
Net drilling prepayments applied to incurred drilling costs	$—	$542,876	$—
Oil and gas interests exchanged for PetroHunter common stock	$—	$—	$270,000
NOTE 8 — STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue up to 24.1 million shares of $.001 par value preferred stock, the rights and preferences of which are to be determined by the Board of Directors at or prior to the time of issuance. At December 31, 2009 and 2008, we had no preferred stock outstanding. The 67,000 shares of Series A Convertible Preferred Stock issued in 2003 automatically converted into 670,000 shares of common stock in January 2005.
On July 22, 2005, we sold to accredited investors, a total of 250,000 Units for $13,500,000, with each Unit consisting of one share of Series AA Convertible Preferred Stock (“Preferred Stock”). Each share of Preferred Stock was convertible into nine shares of registered common stock for a total of 2,250,000 shares, which was a conversion rate of $6.00 per share. In 2007, 112,000 shares were converted into 1,008,000 shares of common stock. On July 22, 2008, the remaining 138,000 shares of Series AA Convertible Preferred Stock automatically converted into 1,242,000 shares of common stock. We were obligated to pay an 8% annual dividend on the Series AA preferred stock, which at our discretion was paid in equivalent shares of common stock.
Common Stock
Our Consolidated Statements of Shareholders’ Equity provides a listing of changes in the common shares outstanding from December 31, 2006 through December 31, 2009.
Warrants
The table below reflects the status of warrants outstanding at December 31, 2009 and 2008 held by others to acquire our common stock:

		Common	Exercise	Expiration
Outstanding as of	Issue Date	Shares	Price	Date
December 31, 2009	April 16, 2008	50,000	$3.50	April 16, 2013

December 31, 2008	April 16, 2008	50,000	$7.00	April 16, 2013
December 31, 2008	July 22, 2005	835,626	$6.00	September 30, 2009

December 31, 2008		885,626	$

At December 31, 2008 the per-share weighted average exercise price of outstanding warrants was $6.06 per share, and the weighted average remaining contractual life was 11.5 months. The warrants for 835,626 shares expired on September 30, 2009. On January 14, 2009, our Board of Directors reduced the exercise price to $3.50 per share for the warrant expiring on April 16, 2013. The $2,000 estimated fair value of the modification in warrant pricing is included in share-based compensation expense for 2009.

Stock Options
Under our 2004 Stock Option Plan (the “Plan”), stock options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Options may be granted to key employees and other persons who contribute to our success. We reserved 2,500,000 shares of common stock for issuance under the Plan. At December 31, 2009, 2008, and 2007, options to purchase 2,690 shares, 2,690 shares and 192,690 shares, respectively, were available to be granted pursuant to the 2004 Plan.
At our Annual Stockholders meeting in August 2006, the stockholders approved the Company’s 2006 Stock Incentive Plan. The 2006 Plan provides for up to 1,500,000 additional shares of common stock that may be issued to employees, directors and other persons who provide services to the Company. Issuance of those shares may be by stock option awards, restricted stock awards or restricted stock unit awards. At our Annual Stockholders meeting in July 2009, the stockholders amended the 2006 Plan to increase the number of common stock shares that may be issued from 1,500,000 shares to a total of 3,000,000 shares. At December 31, 2009, 2008 and 2007, options to purchase 1,721,900 shares, 649,400 shares and 981,400 shares, respectively, were available to be granted pursuant to the 2006 Plan.
In January 2006, the Company entered into a participation agreement with North Finn (“North Finn”). An element of that agreement is that North Finn has an option until July 31, 2012 to receive 2,900,000 shares of the Company’s common stock in exchange for certain oil and gas rights held by North Finn. A second element is that beginning on August 1, 2010 until July 31, 2012, the Company has an option to require North Finn to exchange those property interests in return for the 2,900,000 shares. North Finn has not exercised its option nor made a commitment to exercise under ASC paragraphs 505-50-30-11 and -12, whereby the value of North Finn’s option is not currently recognized in our financial statements. The option and the participation agreement are discussed in Note 12 Commitments and Contingencies.
Other than the aforementioned North Finn option, outstanding stock options are those granted under the Company’s 2004 Stock Option Plan or the 2006 Stock Incentive Plan. The following table summarizes the status of stock options outstanding under those Plans:

	Number of	Weighted Avg.
	Shares	Exercise Price
Options outstanding — December 31, 2006 (985,498 exercisable)	2,186,000	$3.60
Options granted during 2007	699,000	$5.89
Less options forfeited during 2007	(235,700)	$5.03
Less options exercised during 2007	(134,300)	$4.78

Options outstanding — December 31, 2007 (1,359,500 exercisable)	2,515,000	$4.04
Options granted during 2008, excluding 11/5/08 option exchanges	640,000	$3.38
Less options forfeited during 2008	(43,250)	$3.98
Less options expiring during 2008	(74,750)	$5.55
Options terminated in 11/5/2008 option exchanges	(1,768,000)	$4.49
Options granted in 11/5/2008 option exchanges	1,768,000	$2.00

Options outstanding — December 31, 2008 (991,333 exercisable)	3,037,000	$2.42
Options granted during 2009	15,000	$2.00
Less options forfeited during 2009	(15,000)	$2.00
Less options exercised during 2009	(165,000)	$2.00

Options outstanding — December 31, 2009 (1,498,866 exercisable)	2,872,000	$2.44

The weighted-average, grant-date estimated fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 were $0.40, $0.68 and $1.65, respectively, per underlying common share. We estimated the fair values using both the Black-Scholes stock option pricing model and a Modified Binomial model.

On November 5, 2008, our Board of Directors granted for twelve employees who are not members of the Board an exchange (or amendment) of their old stock options with an average exercise price of $4.47 for an equal number of new stock options with an exercise price of $2.00 per share. The closing price of our common stock on November 5, 2008 was $1.55 per share. The new stock options generally vest annually over the next five years of employment, and expire five years after vesting. The old stock options were 37% vested, with the remainder vesting on average within 2.5 years. The old options typically expired five years after vesting. The total future incremental compensation cost arising from the option exchange was $688,350, i.e., the difference between the $946,484 fair value of the new options and the $258,134 fair value of the old options on November 5, 2008.
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
The following table presents additional information related to the stock options outstanding at December 31, 2009 under the 2004 Plan and 2006 Plan:

Exercise	Remaining
price	contractual	Number of shares
per share	life (years)	Outstanding	Exercisable
$1.25	4.5	403,000	403,000
$2.00	6.4	1,603,000	342,200
$2.38	1.0	100,000	100,000
$3.29	3.6	100,000	75,000
$3.34	5.3	6,000	2,000
$3.37	4.3	30,000	30,000
$3.66	2.8	500,000	416,666
$6.03	3.1	130,000	130,000

		2,872,000	1,498,866

Weighted average exercise price per share		$2.44	$2.73
Weighted ave. remaining contractual life		5.0 years	4.1 years
Aggregate intrinsic value, December 31, 2009		$5,050,610	$2,205,660
The total estimated unrecognized compensation cost from unvested stock options as of December 31, 2009 was $1,235,987, which is expected to be recognized over a weighted average period of approximately 1.9 years.
The following valuation models and key model assumptions were used for the significant options granted in 2009, 2008 and 2007:

	2009	2008	2007
Primary Model (Both Black-Scholes and modified binomial were used each year.)	Modified Binomial	Modified Binomial	Modified Binomial
Expected option life (in years)	4	4 to 5	4 to 5
Expected annual volatility over option life	60%	45%	35%
Risk-free interest rate	2.1%	2.3% to 2.5%	4.7% to 5.1%
Pre-vesting forfeiture rate	10%	10% to 12%	0%
Dividend yield	0%	0%	0%
Intrinsic Value /share that urges exercise	Not key factor	$2.00	$2.00 to $2.16

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
Share-Based Compensation Expense
Stock options accounted for the majority of share-based compensation expense in 2009, 2008 and 2007:

	2009	2008	2007
Share-based compensation expense:
For stock option grants	$747,516	$735,286	$914,300
For stock granted but in escrow or unvested	202,933	168,720	148,177
For stock granted with immediate vesting	83,700	—	29,200
For warrant re-pricing	2,000	—	—

Total	$1,036,149	$904,006	$1,091,677

Total share-based compensation for income tax returns	$353,853	$17,720	$771,424
As of December 31, 2009, we had granted 449,500 shares of common stock that were either held in escrow or not vested. They arose from the following stock grants in 2007 and 2009 for services:
•
On February 12, 2007, we granted and issued 5,000 shares of common stock to our new Vice President of Land. The shares were valued at $29,200 reflecting the $5.84 per share closing price of the stock at the date of grant. We also granted him 20,000 additional shares that vest 4,000 shares per year on February 12, 2008 through 2012. At December 31, 2009, 12,000 shares were not vested and not issued.

•
On June 15, 2007, we granted and issued in escrow 100,000 shares of common stock for our new Vice President of Exploration. The shares vest after five years of employment or upon a change of control of the Company. The shares were valued at $584,000 reflecting the $5.84 per share closing price of the stock at the date of grant.

•
On January 14, 2009, we granted and issued an aggregate of 427,500 shares of restricted common stock pursuant to the 2006 Stock Incentive Plan to certain employees, officers and directors of the Company. Of the 427,500 shares granted, 90,000 vested at grant and the other 337,500 shares vest upon the earlier of January 14, 2014 or a change in control of the Company.

Compensation expense for stock grants is recognized over the vesting period and computed as the number of shares granted times the stock closing price at date of grant.
On January 26, 2010, we granted and issued 7,519 shares of restricted common stock to each of our three outside directors, as non-officer director compensation. Each director may not transfer two-thirds of his respective 7,519 Restricted Shares until he is no longer a member of the board.

NOTE 9 — EARNINGS PER SHARE
The following table summarizes the calculations of basic and diluted net income (loss) per common share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net loss to common stockholders	$(10,341,380)	$(24,159,614)	$(3,795,912)
Adjustments for dilution	—	—	—

Net loss adjusted for effects of dilution	$(10,341,380)	$(24,159,614)	$(3,795,912)

Basic Weighted Ave. Common Shares	48,516,065	47,104,025	44,383,861
Add dilutive effects of options and warrants	—	—	—
Add dilutive effects of convertible preferred stock	—	—	—

Diluted Weighted Ave. Common Shares Outstanding	48,516,065	47,104,025	44,383,861

Net loss per common share — basic	$(0.21)	$(0.51)	$(0.09)
Net loss per common share — diluted	$(0.21)	$(0.51)	$(0.09)
NOTE 10 — EMPLOYEE BENEFIT PLANS
We maintain and sponsor health care plans and a contributory 401(k) plan for our employees. Our direct costs related to these plans were $411,491, $370,513 and $264,918 for the years ended December 31, 2009, 2008 and 2007, respectively.
NOTE 11 — RELATED PARTY TRANSACTIONS
We had no related party transactions in 2009, 2008 or in 2007.
NOTE 12 — SUBSEQUENT EVENTS
On February 23, 2010, American and North Finn LLC signed a letter of intent to sell by March 31, 2010 nearly all their developed and undeveloped properties and wells in Converse, Niobrara and Campbell counties, Wyoming for approximately $49 million cash, of which American’s share approximates $44 million. The properties to be sold include all of American’s and North Finn’s interests in the Fetter Project, the Krejci Project and several much smaller Wyoming projects. American is selling (a) approximately 97,000 undeveloped net acres and (b) interests in 20 gross wells (10.4 net wells).
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
As of December 31, 2009, North Finn had not exercised its option nor made a commitment to exercise under ASC paragraphs 505-50-30-11 and -12, whereby the value of North Finn’s option is not recognized in our financial statements as of December 31, 2009.
As discussed in Note 12 Subsequent Events, American and North Finn intend to sell all of their oil and gas properties in three Wyoming counties. Upon the closing in March 2010 of the proposed sale, all of the remaining North Finn property rights to be exchanged for the 2,900,000 shares will effectively be transferred at the time of closing to American in determining the allocation of sales proceeds between American and North Finn. At such closing North Finn will have met all requirements for earning the 2,900,000 restricted shares. Consequently the value of North Finn’s option will be recognized in our financial statements at the time of closing, increasing equity by the estimated fair value (at the time of closing) of the 2,900,000 restricted shares and increasing the cost of properties being sold.
Office Lease
In 2008 we were in a long-term lease of 6,844 square feet of office space at 1050 17th Street, Suite 2400, Denver, Colorado. As of June 1, 2009, our lease included an additional 5,617 square feet of adjoining office space. We believe that our facilities will be adequate for our operations and that we can obtain additional leased space if needed. With the additional space, our obligation to provide aggregate monthly rental payments is as follows as of December 31, 2009:

Annual Rental
Year	Amount
2010	$340,790
2011	$347,020
2012	$353,251
2013	$148,270
Thereafter	$—
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
Our annual aggregate delay rentals and extension fees, if we desire to continue to keep all our leases in effect, are as follows:

	Delay	Extension
	Rentals	Fees	Total
2010	$121,513	$6,560,031	$6,681,544
2011	$74,464	$588,553	$663,017
2012	$32,827	$284,307	$317,134
2013	$10,565	$29,557	$40,122
2014	$10,325	$—	$10,325
2015	$10,325	$68,222	$78,547
2016	$5,085	$—	$5,085
Thereafter	$1,043	$—	$1,043
The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

NOTE 14 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)
As defined by SEC Regulation S-X 4-10 (a), primarily in subsection (22), proved oil and gas reserves are the estimated quantities of crude oil and natural gas (and, in some cases, natural gas liquids) which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible (i) from a given date forward, from known reservoirs, and under existing economic and operating conditions, operating methods, and government regulations and (ii) prior to the time at which contracts providing the right to operate expire, unless evidence indicates that contract renewal is reasonably certain. Effective for proved reserve estimates of a given date on or after December 31, 2009, existing economic conditions with regards to a crude oil or natural gas selling price is the average price during the twelve-month period prior to the given date, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. For proved reserve of a given date prior to December 31, 2009, the assumed future crude oil or natural gas selling price is the spot price at the given date unless such price was defined by contractual arrangements, excluding escalations based upon future conditions. See SEC Regulation S-X 4-10(a) for the complete SEC definition of proved oil and gas reserves.
As defined by SEC Regulation S-X 4-10(a), primarily in subsection (6), proved developed oil and gas reserves include those proved reserves expected to be recovered through existing wells with existing equipment and operating methods. See SEC Regulation S-X 4-10(a) for the complete SEC definition of proved developed oil and gas reserves.
The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.
All of our proved oil and gas reserves are located within the continental United States. Ryder Scott Company L.P. (“Ryder Scott”), an independent petroleum engineering firm, determined our estimated proved oil and gas reserves as of December 31, 2009, 2008, 2007 and 2006, summarized in this Note. Ryder Scott determined the projected future cash flows from those proved reserves and the present value, discounted at 10% per annum, of those future cash flows reflected in this Note, except for cash outflows for income taxes. In estimating reserves, Ryder Scott used the SEC definition of proved oil and gas reserves. Projected future cash flows are based on economic and operating conditions as of the applicable December 31st date for 2009, 2008 and 2007, except that, consistent with new SEC rules, for December 31, 2009 future oil and gas prices reflect a simple average of prices at the wellhead on the first day of the twelve months in the calendar year 2009.
Using Ryder Scott’s estimates of proved reserves and future cash flows as of the calendar year-ends and using Company data, we determined for calendar years 2009, 2008 and 2007 (i) the changes in proved reserves, (ii) the future income tax expense amounts in the Standardized Measure and (iii) the changes in the Standardized Measure, disclosed in the tables below.
Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2009, 2008 and 2007 are presented in tables below.

Proved Reserves (Developed and Undeveloped) for the Year Ended December 31, 2009
	Oil (BBLS)	NGL (BBLS)	Gas (MCF)
Beginning of year	75,610	11,139	1,147,074
Revision to disclose gas reserves pre NGL extraction*		(11,139)	66,834
Other revisions of previous reserve estimates	1,812		(194,763)
Extensions and discoveries	85,455		172,721
Purchases of minerals in place	13,651		36,822
Sales of minerals in place	(8,992)		(49,577)
Production	(20,026)		(222,561)

End of year	147,510	—	956,550

Proved developed reserves at end of year	64,418	—	645,308

*
At December 31, 2009, NGL (i.e., natural gas liquids) estimated to be recovered from the produced natural gas were not separately estimated by Ryder Scott since Ryder Scott’s estimates of proved natural gas reserves at December 31, 2009 are the gas volumes prior to gas processing for extraction of the natural gas liquids. The table shows a revision to reclassify NGL barrels as a component of gas reserve volumes prior to processing the gas to extract NGL.

The 194,763 mcf downward revision of prior gas reserve estimates is largely attributable to a production performance revision of approximately 150,000 mcf (a 44% downward revision) for our net interest acquired years ago in a Wyoming gas well that had previously produced for many years. Our interest in this well is not among the properties being sold with the Fetter and Krejci projects.
The majority of 2009 additions for extensions and discoveries are attributable to a North Dakota proved undeveloped location where on March 10, 2010, we began drilling the Summerfield 15-15H well.

Proved Reserves (Developed and Undeveloped) for the Year Ended December 31, 2008
	Oil (BBLS)	NGL (BBLS)	Gas (MCF)
Beginning of year	96,399	53,933	1,307,159
Revisions of previous reserve estimates	(48,242)	(43,832)	(580,707)
Extensions and discoveries	46,674	7,221	556,652
Purchases of minerals in place	—	—	—
Sales of minerals in place	—	—	—
Production	(19,221)	(6,183)	(136,030)

End of year	75,610	11,139	1,147,074

Proved developed reserves at end of year	75,610	11,139	987,574
The majority of the reserve revisions were attributable to two Fetter gas wells drilled in the second half of 2007, which had high initial production rates in late 2007 but experienced production difficulties in the spring of 2008 and had minimal estimated proved reserves at December 31, 2008. The downward revisions would also include loss of proved reserves due to the significantly lower oil and gas prices at December 31, 2008 compared with at December 31, 2007. The additions for extensions and discoveries are largely attributable to (i) small working interests we have in four new North Dakota oil wells producing from the Bakken formation and (ii) 67% to 69.4% working interests we have in two gas wells drilled at Fetter in 2008.

Proved Reserves (Developed and Undeveloped) for the Year Ended December 31, 2007
	Oil (BBLS)	NGL (BBLS)	Gas (MCF)
Beginning of year	91,850	—	809,847
Revisions of previous reserve estimates	(32,906)	23,937	28,388
Extensions and discoveries	54,722	30,307	608,514
Purchases of minerals in place	—	—	—
Sales of minerals in place	—	—	—
Production	(17,267)	(311)	(139,590)

End of year	96,399	53,933	1,307,159

Proved developed reserves at beginning of year	86,361	—	713,236
Proved developed reserves at end of year	91,106	53,933	1,277,755
The 2007 net downward revision in oil reserves was attributable to our interest in the Champion 1-25H well in North Dakota. The well was drilled in late 2006, with excellent shows of oil and significant oil production in February 2007, supportive of proved reserves using the volumetric method and analogy. Subsequent production rates in the fourth quarter of 2007 were substantially less than in February.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED OIL AND GAS RESERVES
Future net cash flows presented in the table which follows are computed using year-end cost rates and year-end oil and gas prices except that for the Standardized Measure at December 31, 2009, oil and gas prices reflect a simple average of the first-day-of-the-month price for the twelve months in 2009. Future corporate overhead expenses and interest expense have not been included.

	As of December 31,
	2009	2008	2007
Future cash inflows	$10,967,941	$8,102,093	$19,840,019
Future costs:
Production	(4,559,855)	(3,156,973)	(5,792,739)
Development	(1,855,599)	(269,420)	(319,922)
Future income tax expense	(21,448)	(19,953)	(101,000)

Future net cash flows	4,531,039	4,655,747	13,626,358
10% discount factor	(2,053,173)	(1,710,878)	(5,321,559)

Standardized measure of discounted future net cash flows relating to proved reserves	$2,477,866	$2,944,869	$8,304,799

The principal sources of changes in the standardized measure of discounted future net cash flows during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Beginning balance	$2,944,869	$8,304,799	$4,598,000
Sales and transfers of oil and gas produced	(1,098,597)	(1,615,291)	(1,310,508)
Net changes in prices and production costs	(358,252)	(2,970,196)	1,228,973
Sales of minerals in place	(263,742)	—	—
Extensions and discoveries	644,552	2,055,573	4,549,423
Purchases of property with proved reserves	298,143	—	—
Development costs incurred during the year	104,063	57,000	716,000
Changes in estimated future development costs	16,401	130,663	—
Revisions in previous quantity estimates	(60,433)	(3,754,276)	(1,917,123)
Accretion of discount	252,096	684,515	409,034
Change in income taxes	(1,234)	52,082	31,000
Change in other	—	—	—

Ending balance	$2,477,866	$2,944,869	$8,304,799

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of ASC Subtopic 932-235, Extractive Industries — Oil and Gas, Notes to Financial Statements. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs (including the estimated asset retirement obligation) are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s proved oil and gas properties.

Standardized Measure Changes in 2009
The $358,252 standardized measure decrease attributable to net changes in prices and production costs is primarily due to (i) the decline in the average gas price from $5.04 per mcf to 3.43 per mcf for the Standardized Measure at December 31, 2008 and 2009, respectively and (ii)a small overall increase in lease operating expense rates. The effect of price changes is a function of price change times the proved reserve volume in the Standardized Measure at December 31, 2008. At December 31, 2008, our proved gas reserves were more than double our proved oil reserves on a barrel-of-oil equivalent basis (of 6 mcf per barrel of oil).
The $644,552 change attributable to extensions and discoveries is primarily attributable to proved undeveloped reserves at a North Dakota drill site, where on March 10, 2010, we began drilling the Summerfield 15-15H well.
Standardized Measure Changes in 2008
The $3.0 million decrease in the standardized measure due to changes in prices and production costs is largely due to the 2008 decline in oil, gas and NGL prices. The December 31, 2008 proved reserves reflected average oil, gas and NGL prices of $27.54/bbl, $5.04/mcf, and $21.53/bbl as compared with $81.61/bbl, $6.38/mcf, and $67.38/bbl, respectively for proved reserves at December 31, 2007. The $3.0 million decrease is measured by the changes in prices and costs applied to the proved reserve quantities at December 31, 2008 and does not include any decrease for the reduction in proved reserves due to price declines (i) shortening the economic life of wells and (ii) eliminating proved undeveloped reserves where development is not economical at current prices.
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
NOTE 15 — SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

2009	First	Second	Third	Fourth
Revenues	$305,674	$517,478	$462,553	$599,431
Loss from operations	$(3,910,343)	$(1,617,455)	$(3,560,170)	$(1,461,140)
Net loss	$(3,891,363)	$(1,600,118)	$(3,400,573)	$(1,449,326)
Earnings per common share:
Basic	$(0.08)	$(0.03)	$(0.07)	$(0.03)
Diluted	$(0.08)	$(0.03)	$(0.07)	$(0.03)

2008	First	Second	Third	Fourth
Revenues	$507,804	$937,361	$1,159,621	$289,803
Loss from operations	$(1,498,768)	$(951,908)	$(19,333,989)	$(1,950,792)
Net loss	$(1,320,425)	$(945,094)	$(12,780,287)	$(9,113,808)
Earnings per common share:
Basic	$(0.03)	$(0.02)	$(0.27)	$(0.19)
Diluted	$(0.03)	$(0.02)	$(0.27)	$(0.19)
The sum of the individual quarterly earnings per common share amounts may not agree with year-to-date earnings per common share because each quarterly period’s computation is based on the weighted average number of shares outstanding during that quarterly period.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a—15(e) and 15d—15(e) of the Exchange Act). Based upon those evaluations, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Chief Executive Officer and the Chief Financial Officer, as of December 31, 2009, have concluded that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon the assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
Because the Company was a non-accelerated filer at December 31, 2009, the Company was not required to have HEIN & ASSOCIATES, LLP attest to our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.
Changes in Internal Control over Financial Reporting
During 2009, our management regularly evaluated the Company’s internal controls over financial reporting and discussed these matters with our independent accountants and our audit committee. Based on these evaluations and discussions, our management considered what revisions, improvements, or corrections were necessary in order to ensure that our internal controls were effective as our operations and financial reporting requirements changed over time.
There have been no significant changes in internal controls, or other factors that could significantly affect internal controls, that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B: Other Information
Not applicable.

PART III
Item 10: Directors, Executive Officers and Corporate Governance
See “Executive Officers, Board of Directors, Committees of the Board,” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the American Oil & Gas Inc. Proxy Statement (“Proxy Statement”), for the Annual Meeting of Stockholders of the Company (expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2009) which is incorporated herein by reference.
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

Item 12:	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table shows the number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2009.

		Weighted Average	Number of Securities
	Number of Securities To	Exercise Price of	Remaining Available
	Be Issued Upon Exercise	Outstanding	for Future Issuance
	of Outstanding Options,	Options, Warrants	Under Equity
Plan Category	Warrants and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,922,000	$2.46	1,724,590
Equity compensation plans not approved by security holders	—	—	—

Total	2,922,000	$2.46	1,724,590

The table excludes the aforementioned North Finn LLC unexercised option to receive 2,900,000 common shares in exchange for oil and gas properties.
Additional information required by this Item 12 will be contained in the Proxy Statement under the caption “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.
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

3(i)		Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

3(ii)		Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3(iii)		Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

3(iv)		Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

3(v)		Amended and Restated Bylaws (adopted June 12, 2009) (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 18, 2009)

10(i)	*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

10(ii)
January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company’s Form 8-K, filed on February 3, 2003.)

Exhibit No.		Description

10(iii)
January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company’s Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10(iv)		Model Form Operating Agreement dated February 18, 2003. (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

10(v)	*
Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(vi)	*
Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(vii)	*
Employment Agreement between the Company and Bobby G. Solomon dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(viii)	*
Employment Agreement between the Company and Kendell V. Tholstrom dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10(ix)		Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.)

10(x)	*	Employment Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10(xi)	*	Stock Option Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10(xii)
Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10(xiii)
Participation Agreement dated January 17, 2007 among the Company, Red Technology Alliance LLC and North Finn LLC. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 23, 2007.)

10(xiv)	*	Amended and Restated 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006.)

10(xv)	*	Form of Stock Option Agreement for awards under 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007.)

10(xvi)	*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007.)

Exhibit No.	Description

10(xvii)
Participation Agreement dated June 25, 2007 by and among Red Technology Alliance, LLC, the Company and North Finn, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2007.)

10(xviii)	Letter Agreement dated August 22, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008.)

21(i)	Subsidiary List

23(i)	Consent of Independent Petroleum Engineers and Geologists

23(ii)	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Ryder Scott Letter on its estimation of our proved oil and gas reserves at December 31, 2009

*	Management contracts or compensatory plans or arrangements

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2010.

American Oil & Gas Inc.
/s/ Andrew P. Calerich
Andrew P. Calerich
President

/s/ Joseph B. Feiten
Joseph B. Feiten
Chief Financial Officer (principal financial officer and principal accounting officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick D. O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman (principal executive officer)	March 15, 2010

/s/ Andrew P. Calerich Andrew P. Calerich	President and Director	March 15, 2010

/s/ Joseph B. Feiten Joseph B. Feiten	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2010

/s/ Nick DeMare Nick DeMare	Director	March 15, 2010

/s/ C. Scott Hobbs Scott Hobbs	Director	March 15, 2010

/s/ Jon R. Whitney Jon R. Whitney	Director	March 15, 2010