Form 10-K/A
period 2009-12-31
AMERICAN OIL & GAS INC
filed 2010-03-29
CIK 1120916

UNITED STATES
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ [Files not required.]
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009 was $31,658,346. The number of shares of registrant’s common stock outstanding as of March 26, 2010 was 57,630,456 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE
American Oil & Gas, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original 10-K”). This Amendment No. 1 adds to Item 15’s list of exhibits the exhibits 4(i), 4(ii) and 10(xix) incorporated by reference. This Amendment No. 1 also updates Item 15’s list of exhibits to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.
Except for the changes to Item 15, the updates to the cover page and the filing of related certifications, this Amendment No. 1 makes no other changes to the Original 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

AMERICAN OIL & GAS INC.
FORM 10-K/A

Page
PART IV

Item 15: Exhibits, Financial Statement Schedules	4

Exhibit 31.1
Exhibit 31.2
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

3	(i)	Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

3	(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3	(iii)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

3	(iv)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

3	(v)	Amended and Restated Bylaws (adopted June 12, 2009) (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 18, 2009.)

4	(i)	Form of Senior Debt Indenture (Incorporated by reference from the Company’s registration statement on Form S-3, filed on December 2, 2008.)

4	(ii)	Form of Subordinated Debt Indenture (Incorporated by reference from the Company’s registration statement on Form S-3, filed on December 2, 2008.)

10	(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004.)

10	(ii)
January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company’s Form 8-K, filed on February 3, 2003.)

Exhibit No.		Description

10	(iii)
January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company’s Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10	(iv)	Model Form Operating Agreement dated February 18, 2003. (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

10	(v)*
Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(vi)*
Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(vii)*
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

10	(ix)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.)

10	(x)*	Employment Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10	(xi)*	Stock Option Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10	(xii)
Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10	(xiii)
Participation Agreement dated January 17, 2007 among the Company, Red Technology Alliance LLC and North Finn LLC. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 23, 2007.)

10	(xiv)*	Amended and Restated 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006.)

10	(xv)*	Form of Stock Option Agreement for awards under 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007.)

10	(xvi)*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007.)

Exhibit No.		Description

10	(xvii)
Participation Agreement dated June 25, 2007 by and among Red Technology Alliance, LLC, the Company and North Finn, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2007.)

10	(xviii)	Letter Agreement dated August 22, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008.)

10	(xix)	Form of Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2009.)

21	(i)	Subsidiary List (filed as Exhibit 21(i) to the Original 10-K)

23	(i)	Consent of Independent Petroleum Engineers and Geologists (filed as Exhibit 23(i) to the Original 10-K)

23	(ii)	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23(ii) to the Original 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Original 10-K)

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Original 10-K)

99.1		Ryder Scott Letter on its estimation of our proved oil and gas reserves at December 31, 2009 (filed as Exhibit 99.1 to the Original 10-K)

*	Management contracts or compensatory plans or arrangements
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2010.

American Oil & Gas Inc.
/s/ Andrew P. Calerich
Andrew P. Calerich
President

/s/ Joseph B. Feiten
Joseph B. Feiten
Chief Financial Officer (principal financial officer and principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.		Description

2	(i)
Agreement and Plan of Merger with Tower Colombia Corporation dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

3	(i)	Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

3	(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3	(iii)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

3	(iv)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

3	(v)	Amended and Restated Bylaws (adopted June 12, 2009) (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 18, 2009.)

4	(i)	Form of Senior Debt Indenture (Incorporated by reference from the Company’s registration statement on Form S-3, filed on December 2, 2008.)

4	(ii)	Form of Subordinated Debt Indenture (Incorporated by reference from the Company’s registration statement on Form S-3, filed on December 2, 2008.)

10	(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004.)

10	(ii)
January 17, 2003 Purchase and Sale Agreement by and between the Company, Tower Colombia Corporation and North Finn, LLC. (Incorporated by reference from the Company’s Form 8-K, filed on February 3, 2003.)

Exhibit No.		Description

10	(iii)
January 17, 2003 Participation Agreement by and between the Company, Tower, North Finn, and the principals of Tower and North Finn. (Incorporated by reference from the Company’s Form 10-KSB for the calendar ending December 31, 2002, filed on March 31, 2003.)

10	(iv)	Model Form Operating Agreement dated February 18, 2003. (Incorporated by reference from the Company’s Form 10-KSB/A, filed on November 18, 2003.)

10	(v)*
Employment Agreement between the Company and Andrew P. Calerich dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(vi)*
Employment Agreement between the Company and Patrick D. O’Brien dated effective April 21, 2005. (Incorporated by reference from the Company’s Post-Effective Amendment No. 1 to Form SB-2, filed on April 27, 2005.)

10	(vii)*
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

10	(ix)	Participation Agreement between the Company and North Finn LLC dated January 5, 2006. (Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.)

10	(x)*	Employment Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10	(xi)*	Stock Option Agreement between the Company and Joseph B. Feiten. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 31, 2006.)

10	(xii)
Purchase and Sale Agreement, dated September 1, 2006, between SunStone Oil & Gas, LLC and the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2006.)

10	(xiii)
Participation Agreement dated January 17, 2007 among the Company, Red Technology Alliance LLC and North Finn LLC. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 23, 2007.)

10	(xiv)*	Amended and Restated 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Definitive Proxy Statement, as amended, filed on July 26, 2006.)

10	(xv)*	Form of Stock Option Agreement for awards under 2006 Stock Incentive Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007.)

10	(xvi)*	Employment Agreement dated June 15, 2007 by and between the Company and Peter Loeffler. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2007.)

Exhibit No.		Description

10	(xvii)
Participation Agreement dated June 25, 2007 by and among Red Technology Alliance, LLC, the Company and North Finn, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2007.)

10	(xviii)	Letter Agreement dated August 22, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008.)

10	(xix)	Form of Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2009.)

21	(i)	Subsidiary List (filed as Exhibit 21(i) to the Original 10-K)

23	(i)	Consent of Independent Petroleum Engineers and Geologists (filed as Exhibit 23(i) to the Original 10-K)

23	(ii)	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23(ii) to the Original 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Original 10-K)

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Original 10-K)

99.1		Ryder Scott Letter on its estimation of our proved oil and gas reserves at December 31, 2009 (filed as Exhibit 99.1 to the Original 10-K)

*	Management contracts or compensatory plans or arrangements