Form 10-K/A
period 2009-12-31
AMERICAN OIL & GAS INC
filed 2010-04-30
CIK 1120916

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ [Files not required]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009 was $31,658,346. The number of shares of registrant’s common stock outstanding as of April 27, 2010 was 60,706,856 shares.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
American Oil & Gas, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original 10-K”).
This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for the Company’s 2010 Annual Meeting has been deleted and (ii) the information with respect to the number of outstanding shares of common stock has been updated. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.
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

Name	Age	Position
Patrick D. O’Brien	61	Chief Executive Officer and Chairman of the Board of Directors

Andrew P. Calerich	45	President and Director

Jon R. Whitney	66	Director

C. Scott Hobbs	56	Director

Nick DeMare	55	Director
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
Andrew P. Calerich has served as our President since July 17, 2003, and as a director since October 30, 2003. He also served as our Chief Financial Officer from July 17, 2003 to June 30, 2006. Mr. Calerich has over 20 years of public company oil and gas finance experience in a variety of capacities for various companies. From August 2006 through September 2007, he concurrently served as a Director with one unaffiliated public company, Falcon Oil & Gas, Ltd (TSXV) in 2006 and through September 18, 2007. Prior to July 2003, he served as Vice President and Chief Financial Officer for Denver Colorado based PYR Energy Corporation. From 1993 to 1997, he was a business consultant specializing in accounting and finance for public and private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller at Tipperary Corporation, a public oil and gas exploration and production company. He began his professional career in public accounting with an international accounting firm. Mr. Calerich earned B.S. degrees in both Accounting and Business Administration at Regis University in Denver.
Jon R. Whitney has served as a director since February 2005. Mr. Whitney began his employment with Colorado Interstate Gas Company, a natural gas transmission company, on October 1, 1968 as an accountant and in 1970 was promoted to accounting supervisor. Mr. Whitney joined the regulatory area in 1971 and in 1973 was promoted to Vice President, Regulatory Affairs and Controller. He was subsequently promoted to Senior Vice President and then Executive Vice President, with the additional responsibilities of Administration, Marketing, Engineering and Operations. In 1990, he was promoted to President and Chief Executive Officer and ultimately held various officer positions with 15 different companies within the corporate family. He also has held committee positions with the Interstate Natural Gas Association of America and the American Gas Association and has held directorships with several outside companies and community organizations. He was a Director on the board of Denver-based Patina Oil & Gas prior to its merger into Noble Energy in 2005. Since May 2006, he has been a Director on the board of Storm Cat Energy Corporation, an oil and gas exploration and production company which filed for Chapter 11 bankruptcy in November 2008. Prior to his employment with Colorado Interstate Gas Company, he was a Certified Public Accountant in private practice. Mr. Whitney is currently a member of Peak Energy Ventures, a natural gas consulting company.

C. Scott Hobbs has served as a director since July 2008. Mr. Hobbs has been in the energy industry for over 30 years and is presently the managing member of his consulting firm, Energy Capital Advisors, LLC. Over the last nine years, Mr. Hobbs has provided consulting and advisory services to state government, investment bankers, private equity firms, and other investors evaluating major projects, acquisitions, and divestitures principally involving oil and gas pipelines, processing plants, power plants, and gas distribution assets. He presently serves as a director of Buckeye Partners, L.P. and CVR Energy, Inc., both public reporting companies. Mr. Hobbs has previously served as Executive Chairman of Optigas, Inc., President and Chief Operating Officer of Evergreen Energy and Executive Vice President and Chief Operating Officer for Coastal Corporation’s gas pipelines and related operations in the Rocky Mountain region. Prior to joining the Coastal Corporation, Mr. Hobbs worked for Price Waterhouse and Co. in New Orleans, LA. He received a Bachelor of Science degree in Accounting from Louisiana State University and holds a CPA license in inactive status.
Nick DeMare has served as a director, designated audit committee financial expert and as Chairman of the Audit Committee since October 30, 2003. Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. Since May 1991, Mr. DeMare has been the President of Chase Management Ltd., a private company which provides a broad range of administrative, management and financial services to private and public companies engaged in mineral exploration and development, gold and silver production, oil and gas exploration and production and venture capital. Mr. DeMare indirectly owns 100% of Chase. During the past five years, Mr. DeMare served as an officer and director of the following other public reporting companies:

	Exchange		Term of Office
Names of Reporting Issuer	or Market	Positions Held	From	To
Aguila American Resources Ltd.	TSXV	Director	01/2003	Present
		CFO	01/2003	Present
Andean American Mining Corp.	TSXV	Director	08/2002	Present
		Secretary	12/1995	08/2005
Astral Mining Corporation	TSXV	Director	02/2004	Present
Ausex Capital Corp.	TSXV	Director	08/2007	11/2009
Blue Sky Uranium Corp.	TSXV	Director	05/2006	06/2007
Cliffmont Resources Ltd.	TSXV	Director	12/2006	Present
CFO
Ecometals Limited	TSXV	Director	09/2000	12/2007
		Secretary	09/2000	12/2007
Enterprise Oilfield Group, Inc.	TSXV	Director	04/2007	Present
GGL Resources Corp.	TSXV	Director	05/1989	Present
		CFO	05/2004	Present
Gold Point Energy Corp.	TSXV	Director	08/2003	04/2008
		CFO	06/2005	04/2008
		President	08/2003	04/2005
Golden Peaks Resources Ltd.	TSX	Director	01/1992	Present
Halo Resources Ltd.	TSXV	Director	01/1996	Present
		CFO	02/2005	Present
		Chairman	02/2005	03/2007
Hansa Resources Ltd.	TSXV	Director	08/2008	Present
		CFO & Secretary	03/2009	Present
Kola Mining Corp.	TSXV	Director	10/2002	Present
		Secretary	01/2009	Present
		CFO	09/2005	03/2010
Lara Exploration Ltd.	TSXV	Director	03/2004	03/2006
Lariat Energy Ltd.	TSXV	Director	04/2003	Present
Lumex Capital Corp.	TSXV	Director	01/2007	11/2009
		President, CEO & CFO	01/2007	11/2009
		Secretary	03/2007	02/2008
Mawson Resources Limited	TSX	Director	03/2004	Present
		CFO	12/2007	Present
Mirasol Resources Limited	TSXV	Director	02/2005	Present
Rochester Resources Ltd.	TSXV	Director	06/2007	Present
		Chairman	06/2007	Present
		Director	10/1989	11/2005
		President & CEO	07/2003	06/2005
Salazar Resources Limited	TSXV	Director	06/1988	Present
		Secretary	03/2007	Present
Sinchao Metals Corp.	TSXV	Director	01/2007	Present
Tasman Metals		Director	11/2009	Present
		CFO	11/2009	Present
Tinka Resources Limited	TSXV	Director	10/2002	Present
Tumi Resources Limited	TSXV	Director	01/2000	Present
Valor Ventures Ltd.	NEX	CFO	03/2007	01/2010

Executive Officers:
Joseph B. Feiten, 58, has served as Chief Financial Officer, principal financial officer and principal accounting officer since June 29, 2006. A Certified Public Accountant for the past 36 years, Mr. Feiten served as Chief Financial Officer for publicly traded Tipperary Corporation from June 2002 until its acquisition by Santos, Ltd in October 2005, for $466 million. Tipperary was a Denver-based independent oil and natural gas exploration, development and production company. For the four months immediately following the acquisition, Mr. Feiten was employed by Santos USA, as Vice-President of Accounting for Tipperary Corporation to assist in the transition of Tipperary operations to subsidiaries of Santos, Ltd. From March 2006 through June 28, 2006, Mr. Feiten was taking time off for family and church activities. He also provided accounting consulting services to American from April 24, 2006 through May 11, 2006. From June 1974 through May 2000, Mr. Feiten was a CPA with PricewaterhouseCoopers, serving 18 of his last 20 years there as a national or global director in its energy and mining program. Mr. Feiten holds a BSBA in accounting and an MBA from the University of Denver. He co-authored the 4th (1996) and 5th (2000) editions of Petroleum Accounting Principles, Procedures, & Issues, the world’s leading reference book on U.S. financial accounting rules for the exploration, development and production of oil and natural gas.
Peter T. Loeffler, 56, has served as Vice President of Exploration and Development since June 15, 2007. From 2001 to June 2007, Mr. Loeffler had worked for Encana Oil and Gas, Inc., and was lead member of the Southern Rocky Mountain Exploration Team. Among his many accomplishments while with Encana, his team designed a 1,200 well development program in the Piceance Basin of Colorado, and he supervised the growth of the annual program budget from $4 million to $320 million over a four-year period. Mr. Loeffler has over 30 years of oil and gas experience, and holds a B.A. in Geology from the University of Minnesota and an M.S. in Geology from the University of North Dakota. He began his professional career in 1977 with Kerr McGee Corporation in Casper, WY and has worked for Exxon Company USA and El Paso/Coastal Corporation.
Don E. Schroeder, 59, has served as Vice President of Land since February 12, 2007. Mr. Schroeder began his career in 1978 as a petroleum land man with Amoco Production Company, and later worked in various land management and executive positions in the oil and gas industry. Since September 2005 through February 1, 2007, he was the managing member of Eagle Pass Properties, Inc. assembling and marketing exploration projects in the Rockies. From October 2004 to September 2005, he was land manager for Black Hills Exploration and Production, Inc. He served as the team leader for Northern Rockies Land of EnCana Oil & Gas (USA), Inc. from August 2002 to October 2004. Mr. Schroeder’s primary focus has been in the Rocky Mountains, but he also has experience in Texas, Oklahoma and Canada. Mr. Schroeder holds a B.B.A. degree in petroleum land management from the University of Texas at Austin and an MBA (with honors) from the University of Denver.
Bob Solomon, 56, has served since April 21, 2005 as our Vice President responsible for oil and gas economic and financial evaluations. Mr. Solomon was previously co-founder and Vice-President of Tower Colombia Corporation and became Vice-President of the Company in April 2005. Prior to co-founding Tower Colombia Corporation in 1995, he was co-founder of Tower Energy in 1984 and principal of Tower Drilling Company. Prior to 1984, Mr. Solomon worked at Sonat, Inc. in the areas of strategic planning, acquisitions analysis and corporate development for Sonat’s interstate gas pipeline and exploration subsidiaries. He also was employed in various engineering, supervisory and financial capacities for Homestake Mining Company, Colorado Interstate Gas Company, Ethyl Corporation and Atlanta Gas-Light Company. Mr. Solomon has a B.S. degree in Industrial Engineering from the Georgia Institute of Technology (Georgia Tech), and an MBA degree from Stanford University. Mr. Solomon has over 30 years of petroleum industry experience.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of its equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. During 2009, based solely on the Company’s review of these reports, it believes that the Company’s Section 16(a) reports were filed timely by its executive officers and directors, other than (i) one Form 4 filed by Mr. Hobbs on April 20, 2009 reporting a transaction on April 14, 2009, (ii) one Form 4 filed by Mr. Calerich on December 28, 2009 reporting a transaction on December 23, 2009, (iii) one Form 4 filed by Mr. Feiten on December 28, 2009 reporting a transaction on December 23, 2009 and (iv) one Form 4 filed by Mr. Solomon on December 28, 2009 reporting a transaction on December 23, 2009. These reports were not filed timely due to an inadvertent administrative error by the Company.
Codes of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics, which applies to all its employees, including its chief executive officer and chief financial officer. The Company has also adopted an additional Code of Ethics for its Chief Executive Officer, President, Chief Financial Officer and Controller with regards to ethical practices, particularly in regards to filings with the SEC and public disclosures. Copies of both of these codes are available at our website www.americanog.com.
Audit Committee
The audit committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls. The audit committee also reviews and approves the scope and performance of the Company’s independent registered public accounting firm. In 2009, the audit committee consisted of Nick DeMare, Jon Whitney, and C. Scott Hobbs, with Mr. DeMare being appointed the Chairman of the committee. During 2009, the audit committee met five times. A copy of the audit committee’s charter can be found on our website at http://www.americanog.com. The audit committee reviews and assesses the adequacy of the audit committee charter annually. All of the current committee members are “audit committee financial experts” as that term is used in SEC rules requiring that at least one member of the audit committee be an “audit committee financial expert.”

Item 11:	Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for 2009 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Compensation Philosophy
Our overall compensation philosophy is to provide a compensation package that enables us to attract, retain and motivate named executive officers (“NEOs”) to achieve our short-term and long-term business goals. Consistent with this philosophy, the following objectives provide a framework for our NEO compensation program:
•	Pay competitively to attract, retain and motivate NEOs;

•	Relate total compensation for each NEO to overall company performance as well as individual performance;

•	Aggregate the elements of total compensation to reflect competitive market requirements and to address strategic business needs;

•	Expose a portion of each NEO’s compensation to risk, the degree of which will positively correlate to the level of the NEO’s responsibility and performance; and

•	Align the interests of our NEOs with those of our stockholders.
Executive Compensation Program Overview
The executive compensation package available to our named executive officers is comprised of:
•	base salary;

•	cash bonuses at the discretion of our board of directors;

•	long-term equity incentive compensation, historically in the form of stock awards and stock option awards; and

•	other welfare and health benefits.
All elements of our compensation are valued and compared, although for 2009 we did not establish specific company and individual target performance goals in determining the compensation for our executives.
In reviewing our officers’ compensation levels, our Compensation Committee considered management-prepared tables of what our publicly traded peers pay to their officers, as disclosed in recent SEC filings by our peers. Our peers for compensation analysis typically are US-based companies whose primary business is exploration and production of oil and natural gas and whose size or market capitalization is similar to ours. For the Committee’s annual officer compensation reviews in January 2009, the peer group consisted of seventeen companies: Abraxas Petroleum (AXAS), Approach Resources (AREX), Aurora Oil & Gas (AOGS), Brigham Exploration (BEXP), Cano Petroleum (CFW), Double Eagle Petroleum (DBLE), Energy Partners Ltd. (EPL), Gasco (GSX), GeoMet (GMET), GeoResources (GEOI), Kodiak Oil & Gas (KOG), NGAS Resources (NGAS), Quest Resource (QRCP), RAM Energy (RAME), REX Energy (REXX), Teton Energy (TEC), and TXCO Resources (TXCOQ.PK).
Our CEO’s $95,000 salary in 2008 was lower than any of the January 2009 peer group’s CEO annual salaries, which averaged $332,556. On January 14, 2009, our Board of Directors increased the CEO’s annual salary to $142,500 and awarded him a $50,000 cash bonus. As the largest individual shareholder in the Company, our CEO Pat O’Brien continues to have substantial motivation and potential reward beyond his direct CEO compensation to do his best as CEO and Chairman of the Board in enhancing shareholder value. In 2009, as in previous years, Mr. O’Brien requested that his salary be maintained at a level substantially below that of the average of the CEOs of our peer group. Our Compensation Committee believed that his salary and bonus should better reflect the quality of his work and increased his salary and awarded him a bonus in both 2009 and 2010.
On January 14, 2009, our Board of Directors similarly increased the annual salary of Mr. Solomon and Mr. Tholstrom from $95,000 to $142,500 and awarded them each a $50,000 cash bonus. They each own more than two million shares of our stock and continue to have substantial motivation and potential reward beyond their direct compensation to see that shareholder value is enhanced. The base salaries of the other three NEOs were increased to approximately the average compensation of their counterparts in the January 2009 peer group. The three officers also each received a $50,000 bonus. The median of those counterparts’ reported bonuses approximated $45,000. However, as with our CEO, our Compensation Committee believed it appropriate to increase their compensation.

Base Salary
Base salary is designed to provide competitive levels of base compensation to our executives and be reflective of their experience, duties and scope of responsibilities. We pay competitive base salaries required to recruit and retain executives of the quality that we must employ for the success of our Company. The Company’s compensation committee, which is comprised of all non-employee directors, determines the appropriate level and timing of increases in base compensation for the NEOs.
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
Cash Bonuses
Cash bonus awards are an important periodic tool in rewarding the senior management team’s performance and individual employee performance that are aligned with the objective of increasing stockholder value. Cash bonuses also help, in addition to other parts of an overall compensation package, to attract and retain executive officers. On a periodic basis, cash bonuses may be awarded to executive officers based on a subjective evaluation of the performance of the Company and such individual. Cash bonuses are discretionary and not awarded pursuant to a formal plan or an agreement with any executive officer.
Equity Awards
Equity awards for our executives are granted from our 2004 Stock Option Plan (the “2004 Plan”) and our Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan,” and together with the 2004 Plan, the “Plans”). The compensation committee grants awards under the Plans in order to align the interests of the named executive officers with our stockholders, and to motivate and reward the named executive officers to increase the stockholder value of the Company over the long term.
At December 31, 2009, the Company had eligible for issuance 2,690 shares of our common stock under the 2004 Plan and 1,721,900 shares of our common stock under the 2006 Plan, as awards to employees, officers, and directors of the Company and its related companies, as well as to other persons who provide services to the Company. The Plans provide for the grant of all equity awards to officers and directors. Grants under the 2006 Plan may include, but are not limited to, awards of stock options, restricted stock awards and restricted stock unit awards.
Executive management and the compensation committee believe that stock ownership is a significant incentive in aligning the interests of employees and stockholders, building stockholder value and retaining the Company’s key employees.
401(k) Program and Health Benefits
All full-time employees, including our named executive officers, may participate in our 401(k) Plan and our health and welfare benefit programs, including medical and dental coverage for employees and their families. Under our 401(k) program, the Company will match the employee’s contribution, up to 5% of the employee’s base salary and any cash bonuses received in the calendar year.

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
In July 2003, we entered into an employment agreement with Andrew Calerich, who was then our President and Chief Financial Officer. The three-year employment agreement called for a base salary of $8,000 per month, family health and medical benefits and payment of 500,000 shares of common stock upon continued employment as follows: 250,000 shares vesting on July 1, 2004 and 250,000 shares vesting on July 1, 2005. As part of the employment agreement, only that portion of the shares of common stock that had a market value equal to the income tax liability realized upon the vesting of the shares may have been sold prior to July 1, 2005. Effective April 21, 2005, a new five-year employment agreement was entered into and as a part of the new agreement, 125,000 of the 250,000 shares scheduled to vest on July 1, 2005 vested on May 1, 2005. The new agreement provided for a base annual salary of $95,000, and we granted options to purchase 500,000 shares of our common stock to Mr. Calerich at an exercise price of $3.66 per share, which was the closing price of our common stock on the date of grant. One-sixth of the options vested on each of April 21st of 2005, 2006, 2007, 2008, 2009, and 2010. On April 6, 2010, the first annual installment of these options that vested on April 21, 2005 was extended to expire and terminate on the second anniversary of the original expiration date or April 21, 2012. The remaining annual installments of the option will expire and terminate on the fifth anniversary of the date it first became exercisable. Effective May 1, 2007, Mr. Calerich’s annual salary was increased to $180,000. In 2008, Mr. Calerich was granted a bonus of $30,000. Effective January 16, 2009, Mr. Calerich’s annual salary was increased to $207,000, and he was granted a bonus of $50,000. Effective January 1, 2010, Mr. Calerich’s annual salary was increased to $257,000, and on January 26, 2010, the Board of Directors granted him a bonus of $50,000.
Effective April 21, 2005, we entered into an employment agreement with Patrick O’Brien, our Chief Executive Officer. The five-year agreement provided for base salary of $95,000 per year and family health and medical benefits. Effective January 16, 2009, Mr. O’Brien’s salary was increased to $142,500 and he was granted a bonus of $50,000. Effective January 1, 2010, Mr. O’Brien’s salary was increased to $200,000 and on January 26, 2010, the Board of Directors granted him a bonus of $50,000.
Effective June 29, 2006, we entered into an employment agreement with Joseph Feiten, our Chief Financial Officer. The five year agreement provided for a base salary of $144,000 per year, subject to salary increases and performance-based bonuses at the discretion of our board of directors. Effective May 1, 2007, Mr. Feiten’s annual salary was increased to $170,000. In 2008, Mr. Feiten was granted a bonus of $30,000. In November 2008, the board of directors granted Mr. Feiten and other employees who were not directors option exchanges, whereby Mr. Feiten exchanged stock options granted in June 2006 (250,000 shares at an exercise price of $4.95per share) and April 2008 (90,000 shares at an exercise price of $3.37 per share) for new stock options for 340,000 shares at an exercise price of $2.00, vesting one-fifth on November 5, 2009, 2010, 2011, 2012 and 2013 or upon a change in control. Effective January 16, 2009, Mr. Feiten’s annual salary was increased to $205,700 and he received a $50,000 bonus. Effective January 1, 2010, Mr. Feiten’s salary was increased to $216,000. He was granted a bonus of $50,000 on January 26, 2010 and a bonus of $22,000 on April 26, 2010. He also was granted on April 26, 2010 14,000 shares of restricted common stock vesting on April 26, 2013 or upon a change in control.
Effective June 15, 2007, we entered into an employment agreement with Mr. Peter Loeffler, our Vice President of Exploration and Development for a five-year term with an annual salary of $165,000, subject to salary increases and performance-based bonuses at the discretion of our board of directors. We also made a grant to Mr. Loeffler of 100,000 shares of our common stock, which was subject to a five-year vesting provision for all 100,000 shares. In November 2008, the board of directors granted Mr. Loeffler and other employees who were not directors option exchanges, whereby Mr. Loeffler exchanged stock options granted in June 2007 (150,000 shares at an exercise price of $5.84 per share) and April 2008 (60,000 shares at an exercise price of $3.37 per share) for new stock options for 210,000 shares at an exercise price of $2.00, vesting one-fifth on November 5, 2009, 2010, 2011, 2012 and 2013 or upon a change in control. Mr. Loeffler retained an option granted in April 2008 and vested on April 17, 2009 to acquire 30,000 shares at an exercise price of $3.37 per share. Effective January 16, 2009, Mr. Loeffler’s annual salary was increased to $204,600 and he received a $50,000 bonus. Effective January 1, 2010, Mr. Loeffler’s salary was increased to $215,000. He was granted a bonus of $50,000 on January 26, 2010 and a bonus of $22,000 on April 26, 2010. He also was granted on April 26, 2010 14,000 shares of restricted common stock vesting on April 26, 2013 or upon a change in control.

Effective April 21, 2005, we entered into an employment agreement with Bob Solomon, our Vice President of Economics and Financial Evaluation. The five-year agreement provided for base salary of $95,000 per year and family health and medical benefits. Effective January 16, 2009, Mr. Solomon’s salary was increased to $142,500, and he was granted a bonus of $50,000. Effective January 1, 2010, Mr. Solomon’s salary was increased to $200,000 and on January 26, 2010, the Board of Directors granted him a bonus of $50,000.
Our employment agreements with Andrew Calerich, Patrick O’Brien and Bob Solomon expired on April 21, 2010. We are reviewing the new employment agreements with those officers and with Don Schroeder, who does not currently have an employment agreement, and we expect to enter into employment agreements with them.
Summary Compensation Table
The following table sets forth in summary form the compensation earned during the years ended December 31, 2009, 2008 and 2007 by our Chief Executive Officer (who is our principal executive officer), our Chief Financial Officer (who is our principal financial and accounting officer) and up to three additional most highly compensated executive officers, each of whom had total compensation (as defined by the SEC) exceeding $100,000 in 2009. The five executive officers named in the following table are referred to collectively as the “Named Executive Officers,” or “NEOs.” Pursuant to SEC rules, the table is also to include the compensation for up to two highly compensated employees who would have been one of the three additional NEOs except for not being an executive officer at December 31, 2009. Our Manger of Operations Mr. Kenneth Tholstrom is such an employee and has been included in the table below.

								Pensions &
					Stock	Option	Non-Equity	Deferred	All Other
Name and Principal					Awards	Awards	Incentive Plan	Earnings	Compensation
Position	Year		Salary	Bonus	(A)	(B)	Compensation	(C)	(D)	Total

Patrick O’Brien,	2009		$140,521	$50,000	$76,725	$60,000	—	—	$25,983	$353,229
Chief Executive Officer	2008		$95,000	$30,000	—	—	—	—	$19,393	$144,393
	2007		$95,000	—	—	—	—	—	$15,986	$110,986

Andrew Calerich,	2009		$205,875	$50,000	$83,700	—	—	—	$33,257	$372,832
President	2008		$180,000	$30,000	—	—	—	—	$28,751	$238,751
	2007		$151,667	$25,000	—	—	—	—	$25,502	$202,169

Joseph Feiten	2009		$204,213	$50,000	—	—	—	—	$43,393	$297,606
Chief Financial Officer	2008		$170,000	$30,000	—	278,100	—	—	$35,817	$513,917
	2007		$161,333	$20,000	—	—	—	—	$12,187	$193,520

Peter Loeffler,	2009		$202,950	$50,000	—	—	—	—	$43,306	$296,256
VP of Exploration &	2008		$165,000	$30,000	—	$207,900	—	—	$32,413	$435,313
Development	2007	(E)	$90,000	—	$584,000	$288,000	—	—	$14,019	$976,019

Bob Solomon,	2009		$140,521	$50,000	$76,725	—	—	—	$32,161	$299,407
VP of Economics and	2008		$95,000	$30,000	—	—	—	—	$28,913	$153,913
Financial Analysis	2007		$95,000	—	—	—	—	—	$21,123	$116,123

Ken Tholstrom,	2009		$140,521	$50,000	$76,725	—	—	—	$45,869	$313,115
Manager of Operations	2008		$95,000	$30,000	—	—	—	—	$38,983	$163,983
	2007		$95,000	—	—	—	—	—	$29,606	$124,606

(A)
For this Table, a Stock Award amount is shown in the year granted (and not in the year vested or earned) and for the aggregate grant-date estimated fair value computed in accordance with FASB ASC Topic 718. For example, on January 14, 2009, the Company’s Board of Directors granted to Mr. Calerich 90,000 common shares and to Mr. O’Brien, Mr. Solomon and Mr. Tholstrom each 82,500 common shares, which were valued for ASC Topic 718 at that day’s closing stock price of $0.93/share. However, those shares do not vest until the employee works five more years for the Company (or vest earlier upon a sale of the Company or other Change in Control of the Company). Under ASC Topic 718, the $83,700 and $76,725 values of the stock grants are recognized as compensation over the five-year earning period, similar to how stock award compensation used to be reflected in the Summary Compensation Table. Nonetheless, in December 2009, the SEC (after consideration of public input) changed the disclosure rules to now require that for the above Table the stock award amount is the aggregate grant-date estimated fair value for the year granted and not over the future years earned. When the Company hired Mr. Loeffler in June 2007, he was granted 100,000 shares valued for ASC 718 at the $5.84 per share grant-date closing price of our common stock, but those granted shares do not vest until Mr. Loeffler works five years for the Company (or vest earlier upon a Change in Control). If Mr. Loeffler’s employment terminates for any reason prior to such vesting, Mr. Loeffler forfeits all of the 100,000 shares.

(B)
For this Table, an Option Award amount is shown in the year granted (not in the year vested or earned) and for the total aggregate grant-date fair value computed in accordance with FASB ASC Topic 718 for stock options. For such fair values, the Company uses a Modified Binomial Model, with consideration of the Black-Scholes Model for valuing stock options. The Models’ key assumptions for 2009, 2008 and 2007 are set forth on page F-23 of our Annual Report on Form 10-K for the year ended December 31, 2009. Mr. O’Brien, Mr. Calerich, Mr. Solomon and Mr. Tholstrom received significant stock awards prior to 2006 but no stock options in 2006, 2007, 2008 or 2009. The $60,000 amount for Mr. O’Brien in 2009 was the fair value of extending in January 2009 the life of stock options Mr. O’Brien was granted in 2004. The amounts in 2008 and 2007 for Mr. Feiten and Mr. Loeffler were the aggregate grant-date fair values of stock options vesting in one-year increments over three to five years of employment, as more fully explained on the preceding page of this Proxy.

(C)	This column reflects changes in pension value and non-qualified deferred compensation earnings. The Company has no pension plans or non-qualified deferred compensation plans.

(D)
For each named employee, for each year, over 90% of Other Compensation consisted of (a) Company contributions to the employee’s 401(k) at the rate of 5% of the employee’s salary and any cash bonus and (b) health and dental insurance. In 2007 and for a portion of 2008, Mr. Feiten’s family health insurance was provided by an unrelated party. Other Compensation amounts were for benefits available to all Company employees, with the Company matching an employee’s 401(k) contributions, up to 5% of the employee’s salary and cash bonuses.

(E)	Mr. Loeffler’s employment with the Company started on June 15, 2007.

2009 Grants of Plan-Based Awards
The following table sets forth information concerning grants of plan-based awards provided to each named executive officer during fiscal year ended December 31, 2009.

						Estimated			All Other	All Other
			Estimated Future			Future Payouts			Stock Awards:	Option Awards:		Grant Date
			Payouts Under			Under			Number of	Number of	Exercise or	Fair Value of
			Non-Equity Incentive			Equity Incentive			Shares of	Securities	Base Price	Stock and
			Plan Awards			Plan Awards			Stock	Underlying	of Option	Option
	Grant Date		A *	B*	C*	A *	B*	C*	or Units	Options	Awards	Awards
Patrick O’Brien	1/14/09		—	—	—	—	—	—	82,500	—	—	$76,725
	1/14/09	**								**	**	$60,000
Andrew Calerich			—	—	—	—	—	—	90,000	—	—	$83,700

Joseph Feiten	n/a		—	—	—	—	—	—	—	—	—	—

Peter Loeffler	n/a		—	—	—	—	—	—	—	—	—	—

Bob Solomon	1/14/09		—	—	—	—	—	—	82,500	—	—	$76,725

Ken Tholstrom	1/14/09		—	—	—	—	—	—	82,500	—	—	$76,725

*	A = Threshold. B = Target. C = Maximum

**
On January 14, 2009, Mr. O’Brien was granted an extension of time until July 15, 2014 to exercise an option granted July 15, 2004 that would otherwise expire on July 15, 2009 for 125,000 shares and on July 15, 2010 for 125,000 shares, exercisable at $1.25 per share. The estimated fair value of the extension was $60,000 on the extension grant date.

2009 Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning the current status and value of individual grants of equity for the Company’s named executive officers as of December 31, 2009.

	Option Awards						Stock Awards
			Equity Incentive
			Plan Awards:
			Number of						Unearned
			Securities				Number of	Market Value	shares in
	Number of Securities		Underlying				Shares or Units	of Shares or	Equity
	Underlying Unexercised		Unexercised	Option	Option		of Stock That	Units of Stock	Incentive Plan
	Options (#)		Unearned	Exercise	Expiration		Have Not	That Have Not	Awards (#),
Name	Exercisable	Unexercisable	Options	Price	Date		Vested (#)	Vested ($)	Note (A)
Patrick O’Brien	250,000	—	—	$1.25	7/15/2014		82,500	$346,500	—

Andrew Calerich	416,666	—	83,334	$3.66	10/21/2013	**	90,000	$378,000	—

Joseph Feiten	68,000	—	272,000	$2.00	11/5/2016	**	—	—	—

Peter Loeffler	42,000	—	168,000	$2.00	11/5/2016	**	100,000	$420,000	—
Peter Loeffler	30,000	—	—	$3.37	4/17/2014

Bob Solomon	—	—	—	—	—		82,500	$346,500	—

Ken Tholstrom	—	—	—	—	—		82,500	$346,500	—

(A)	This column refers to number of unearned shares, units or other rights that have not vested with regards to Equity Incentive Plan awards.

**
Average option expiration date. For Mr. Calerich’s stock options, at December 31, 2009, options expired five years after vesting, i.e., options for 83,333 shares expire each April 21 of 2010, 2011, 2012, 2013, 2014 and 2015. On April 6, 2010, the Board of Directors extended the expiration date to April 21, 2012 for the portion that was to expire on April 21, 2010. For Mr. Feiten and Mr. Loeffler, the options with a $2.00 exercise price, granted November 5, 2008, vest one-fifth on the first five anniversary dates of grant (or upon an earlier change in control) and expire five years after vesting.

2009 Option Exercises and Stock Vesting
In 2009, none of the five Named Executive Officers, nor Mr. Tholstrom, exercised any stock options or had any stock awards vest.
Potential Payments Upon Termination
Under employment agreements at December 31, 2009, in the event that the board of directors determines, in its sole discretion, that it is in the best interests of the Company to terminate Patrick O’Brien, Andrew Calerich, Joseph Feiten, Peter Loeffler, Bob Solomon, and Ken Tholstrom, and if the board of directors does not desire to base such termination for “Cause” (as defined in their respective employment agreements), then such terminated officer’s compensation and benefits will continue for three months (six months for Mr. Loeffler) after the effective date of such termination. For example, if the Board of Directors had terminated Mr. O’Brien, Mr. Solomon, Mr. Tholstrom, Mr. Calerich, Mr. Feiten and Mr. Loeffler at December 31, 2009, without Cause, such termination payments of salary and fringe benefits would have approximated $40,000, $57,000, $60,000, $119,000, $42,000 and $45,000, respectively, payable in cash over a three or six month period.
Potential Payments Upon Change In Control
At December 31, 2009, the named executive officers had no rights to receive additional compensation upon a change in control of the Company, except for the accelerated vesting of (a) unvested Stock Awards and (b) stock options classified as “unearned”, shown in the accompanying table “2009 Outstanding Equity Awards at Fiscal Year-End.” Had there been a change in control at December 31, 2009, when our stock price closed at $4.20 per share, the intrinsic value of the stock shares and stock options vesting as a result of the change in control would be as follows:

	Intrinsic Values Arising from Vestings from
	a Change in Control at December 31, 2009
	Stock Awards	Options	Total
Patrick O’Brien	$346,500	—	$346,500

Andrew Calerich	$378,000	$45,000	$423,000

Joseph Feiten	—	$598,400	$598,400

Peter Loeffler	$420,000	$369,600	$789,600

Bob Solomon	$346,500	—	$346,500

Ken Tholstrom	$346,500	—	$346,500

2009 Director Compensation Table
The following table contains information pertaining to the compensation of the Company’s board of directors for the year ended December 31, 2009, excluding CEO Patrick O’Brien and President Andrew Calerich who receive no compensation as Directors and whose compensations as Named Executive Officers are disclosed elsewhere herein.

					Change
					in Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred
	Or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Nick DeMare	$20,000	$27,900	—	—	—	—	$47,900

Scott Hobbs	$20,000	$27,900	—	—	—	—	$47,900

Jon Whitney	$20,000	$27,900	—	—	—	—	$47,900
The three directors who are not officers (“the independent directors”) were each paid a fee of $5,000 per quarter in 2009. Fees earned by Mr. DeMare are paid to DNG Capital Corp., which is 100% owned by Mr. DeMare.
For this Table, a Stock Award amount is shown in the year granted (and not in the year vested or earned) and for the aggregate grant-date estimated fair value computed in accordance with FASB ASC Topic 718. Each $27,900 stock award was for 30,000 shares granted on January 14, 2009 and immediately vesting but with a restriction that 20,000 of the shares could not be sold so long as the owner remains a director of the Company. The stock award was valued at the $0.93/share closing stock price on the grant date.
On January 26, 2010, the Board of Directors increased fees to be paid to the independent directors to $10,000 per quarter per director starting with the quarter ending June 30, 2010. Also on January 26, 2010, each independent director received a restricted stock grant of 7,519 shares of our common stock, with one-third of the shares vested immediately, and the other two-thirds of the shares to be restricted from sale, transfer or other disposition until termination of the director’s service as a director of the Company. Based on the $3.99/share closing stock price on date of grant, each stock award of 7,519 shares has a grant-date estimated fair value of $30,001 computed in accordance with FASB ASC Topic 718.

Item 12:	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of April 27, 2010 concerning the beneficial ownership of the Company’s voting common stock by: (a) each director, director nominee and named executive officer; (b) all of the Company’s executive officers and directors as a group; (c) our Manager of Operations Ken Tholstrom, a prior executive officer; and (d) persons the Company knows to beneficially own more than 5% of the issued and outstanding shares of our common stock at April 27, 2010. The persons named in the table have sole voting and investment power with respect to all shares they owned, unless otherwise noted. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 27, 2010 (“Exercisable Options”) are deemed exercised and outstanding, while these shares are not deemed exercised and outstanding for computing percentage ownership of any other person.

	Number of Shares		Percent of
	of Common Stock		Shares of
	Beneficially		Common Stock
Name {Title} (1)	Owned		Outstanding*

Patrick D. O’Brien {CEO, Board Chairman}	2,873,859	(2)	4.7%
Andrew P. Calerich {President, Director}	1,552,188	(3)	2.5%
Nick DeMare {Director}	415,819	(4)	*
C. Scott Hobbs {Director}	143,519	(5)	*
Jon R. Whitney {Director}	202,519	(6)	*
Joseph B. Feiten {CFO, principal financial and accounting officer}	62,500	(7)	*
Peter T. Loeffler {VP, Exploration & Development}	216,000	(8)	*
Bobby G. Solomon {VP, Economics and Financial Evaluation}	2,618,358	(2)	4.3%
Executive officers and directors as a group (nine persons)	8,199,762		13.3%
Kendall V. Tholstrom {Manager of Operations}	2,170,300	(2)	3.6%
Wayne P. Neumiller c/o North Finn LLC, 950 Stafford, Casper, WY 82609	3,518,025	(9)	5.8%
Michael J. Neumiller c/o North Finn LLC, 950 Stafford, Casper, WY 82609	3,260,000	(9)	5.4%
Total for executive officers, directors, Ken Tholstrom, Wayne Neumiller and Michael Neumiller	14,248,087	(10)	23.0%

*
Percentage is calculated on the basis of the name party’s total shares beneficially owned, divided by the sum of (a) 60,706,856 shares and (b) shares that the party could own by future exercise of Exercisable Option(s) disclosed in the notes below.

**	Less than 1% of the issued and outstanding shares of our common stock.

(1)	The address for each person in this table is 1050 17th Street, Suite 2400, Denver, Colorado 80265.

(2)
Mr. O’Brien, Mr. Solomon and Mr. Tholstrom owned Tower Colombia Corporation, which we acquired by merger in April 2005 in exchange for common stock. At April 27, 2010, the shares owned by these three persons consist of (a) unsold shares received at, or prior to, the 2005 merger, (b) for each person, 82,500 restricted shares vesting on January 14, 2014 or upon a change in control, and (c) for Mr. O’Brien, Exercisable Options to purchase 250,000 shares at $1.25 per share.

(3)	Includes (a) Exercisable Options to purchase 500,000 shares at $3.66 per share, (b) 90,000 shares vesting on January 14, 2014 or upon a change of control and (c) 962,188 shares which are pledged.

(4)	Includes Exercisable Options to purchase 65,000 shares at $6.03 per share and includes 25,013 shares that are restricted until Mr. DeMare is no longer a Director.

(5)	Includes Exercisable Options to purchase 87,500 shares at $3.29 per share and includes 25,013 shares that are restricted until Mr. Hobbs is no longer a Director.

(6)
Includes Exercisable Options to purchase (a) 65,000 shares at $6.03 per share and (b) 87,500 shares at $2.38 per share, and includes 25,013 shares that are restricted until Mr. Whitney is no longer a Director.

(7)	Includes 14,000 restricted shares granted on April 26, 2010 and vesting on April 26, 2013 or upon a change in control.

(8)
Includes Exercisable Options to purchase (a) 30,000 shares at $3.37 per share and (b) 42,000 shares at $2.00 per share. Also includes (a) 100,000 restricted shares vesting on June 15, 2012 or upon a change in control and (b) 14,000 restricted shares granted on April 26, 2010 and vesting on April 26, 2013 or upon a change in control.

(9)
Petroleum engineers Wayne Neumiller and his brother Mike Neumiller are the two “manager members” and owners of North Finn LLC, which was the Operator of our Fetter Project and a few other oil and gas projects in which we had or have interests. On March 31, 2010, North Finn LLC fully earned rights to 2,900,000 shares of our common stock under a January 2006 participation agreement as more fully discussed on pages F25 and F26 of our Annual Report on Form 10-K for the year ended December 31, 2009. As a result, North Finn LLC owned a total of 2,910,000 shares of our common stock on April 27, 2010. Wayne Neumiller and his wife directly own 608,025 shares of our common stock. As a North Finn LLC manager member, he has the right to vote the 2,910,000 shares owned by North Finn LLC. Michael Neumiller directly owns 350,000 shares of our common stock and as the other North Finn LLC manager member also has the right to vote the 2,910,000 shares owned by North Finn LLC.

(10)	The total reflects just once North Finn LLC’s 2,910,000 shares that are included in both the shares beneficially owned by Wayne Neumiller and the shares beneficially owned by Michael Neumiller.

Equity Compensation Plan Information
The following table shows the number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2009, under the 2004 Plan and the 2006 Plan.

	Number of		Number of
	Securities To Be	Weighted	Securities
	Issued Upon	Average	Remaining
	Exercise of	Exercise Price	Available for
	Outstanding	of Outstanding	Future Issuance
	Options,	Options,	Under Equity
	Warrants and	Warrants and	Compensation
Plan Category	Rights	Rights	Plans

Equity compensation plans approved by security holders	2,922,000	$2.46	1,724,590
Equity compensation plans not approved by security holders	—	—	—

Total	2,922,000	$2.46	1,724,590

The table excludes North Finn LLC’s right (unexercised at December 31, 2009) to receive 2,900,000 restricted common shares in exchange for certain oil and gas property rights pursuant to a January 5, 2006 participation agreement, as more fully explained in the Commitments and Contingencies Note to our audited financial statements in our amended annual report on Form 10-K for the year ended December 31, 2009.

Item 13:	Certain Relationships and Related Transactions, and Director Independence
Company policies provide that (a) our audit committee is to approve all related party transactions (as defined for financial reporting) before such transactions are consummated and (b) our nominating and corporate governance committee is to monitor and review any other issues involving potential conflicts of interest. The Company compiles information about transactions between the Company and its directors, officers, and greater-than-five-percent stockholders (and their immediate family members and their affiliated entities). Such information includes the nature of each transaction and the amount(s) involved. The board of directors reviews and evaluates this information, with respect to directors, as part of its assessment of each director’s independence. Based on a review of the transactions between the Company and its directors, officers, and greater than-five-percent stockholders (and their immediate family members, and their affiliated entities), the Company has determined that, during the 2009 fiscal year, it was not a party to any transaction (excluding compensation paid to a party as a Company director or employee) in which the amount involved exceeds $120,000 and in which (i) any of the Company’s directors, executive officers or any of their immediate family members or affiliates, has a direct or indirect material interest in the other party to the transaction, and (ii) any greater-than-five-percent stockholder of the Company has a direct or indirect material interest in the other party to the transaction, except for transactions with North Finn LLC discussed in the next paragraph.

During 2009, North Finn LLC “North Finn”) served as Operator for some of our oil and gas projects. During 2009, each of North Finn’s two owners Wayne Neumiller and his brother Michael Neumiller have beneficially owned between 5% to 7.3% of our common stock (See “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below). North Finn is not a related party for financial reporting purposes because its beneficial ownership is less than 10% of our outstanding common shares, but it is a related party for transactions with greater-than-five-percent stockholders (and their affiliates). In 2009, in accordance with participation agreements entered into between the Company and North Finn, we paid a total of $$5,832,753 in reimbursements to North Finn for our working interest share of oil and gas project costs paid by North Finn to project vendors. In 2009, we received a total of $1,370,495 from North Finn to either (a) reimburse us for its share of project costs (primarily lease acquisition costs) that we paid to project vendors or (b) pay us our proportionate share of project revenues received by North Finn on behalf of project working interest owners.

Item 14:	Principal Accountant Fees and Services
Fees for professional services provided by the Company’s independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are:

	2009	2008

Audit fees	$45,551	$48,525
Audit-related fees	114,945	108,560
Joint interest audit of third-party charges	43,406	—
Tax fees	—	—

	$203,902	$157,085

Fees for audit and audit-related services include fees associated with (i) the audit of the Company’s annual consolidated financial statements, (ii) the reviews of the financial statements included in the Company’s Forms 10-Q, (iii) the attestation of management’s assertions regarding effective internal controls in compliance with the requirements of Section 404 of the Sarbanes Oxley Act, (iv) comfort letters for stock registration and (v) reviews of correspondence with SEC staff. With audit committee pre-approval, we engaged the firm’s oil and gas joint interest audit group to examine in 2009 in Texas various Operator documents in support of several million dollars in Operator billings to us relating to Wyoming wells drilled in 2007 and 2008.
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

3	(i)	Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

3	(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3	(iii)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

3	(iv)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

3	(v)	Amended and Restated Bylaws (adopted June 12, 2009) (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 18, 2009)

4	(i)	Form of Senior Debt Indenture (Incorporated by reference from the Company’s registration statement on Form S-3, filed on December 2, 2008)

4	(ii)	Form of Subordinated Debt Indenture (Incorporated by reference from the Company’s registration statement on Form S-3, filed on December 2, 2008)

10	(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

10	(ii)
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
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2010.

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

3	(i)	Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

3	(ii)	Certificate of Designation of Series A Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2, filed on January 31, 2005.)

3	(iii)	Certificate of Designation of Series AA 8% Preferred Stock. (Incorporated by reference from the Company’s Amendment No. 1 to Form S-3, filed on March 6, 2006.)

3	(iv)	Bylaws of the Company (as revised on December 20, 2007). (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 21, 2007.)

3	(v)	Amended and Restated Bylaws (adopted June 12, 2009) (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 18, 2009)

4	(i)	Form of Senior Debt Indenture (Incorporated by reference from the Company’s registration statement on Form S-3, filed on December 2, 2008)

4	(ii)	Form of Subordinated Debt Indenture (Incorporated by reference from the Company’s registration statement on Form S-3, filed on December 2, 2008)

10	(i)*	2004 Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement, filed on June 16, 2004)

10	(ii)
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

10	(xviii)	Letter Agreement dated August 22, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 28, 2008.)

10	(xix)	Form of Stock Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 18, 2009.)

21	(i)	Subsidiary List (filed as Exhibit 21(i) to the Original 10-K)

23	(i)	Consent of Independent Petroleum Engineers and Geologists (filed as Exhibit 23(i) to the Original 10-K)

Exhibit No.		Description

23	(ii)	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23(ii) to the Original 10-K)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Original 10-K)

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Original 10-K)

99.1		Ryder Scott Letter on its estimation of our proved oil and gas reserves at December 31, 2009 (filed as Exhibit 99.1 to the Original 10-K)

*	Management contracts or compensatory plans or arrangements