Form 10-Q/A
period 2010-03-31
AMERICAN OIL & GAS INC
filed 2010-06-11
CIK 1120916

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐*	Smaller reporting company ☑
(*Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
The total shares of $.001 Par Value Common Stock outstanding at June 7, 2010 were 60,814,656.

EXPLANATORY NOTES
American Oil & Gas Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2010 (the “Original 10-Q”). This Amendment No. 1 makes the following changes to the Original 10-Q:
1.	We amend the cover to classify the Company as a “smaller reporting company” rather than a “non-accelerated company.”

2.
We add to Item 6’s list of exhibits the exhibit 10(i) Asset Sales Agreement dated March 19, 2010 for the property sale closed March 31, 2010, between American Oil & Gas Inc and North Finn LLC (the Sellers) and Chesapeake AEZ Exploration, LLC (the Buyer). There is no affiliation between us and the Buyer.

3.	We include Exhibit 10(i) in this Amendment No. 1.

4.	We added to Item 2’s first sentence the words “from Chesapeake AEZ Exploration, LLC, which is a unit of publicly held Chesapeake Energy Corporation.”

5.
In Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Original 10-Q, we had included a discussion of pro-forma revenues and expenses as if the properties that were sold on March 31, 2010 had instead been sold on January 1, 2010 or on January 1, 2009. In this Amendment, we add after that discussion three paragraphs on pro forma net income and earnings per share.

6.	We update Item 6’s list of exhibits to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.
Except for the changes listed above, this Amendment No. 1 makes no other changes to the Original 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures affected by subsequent events.
The aggregate market value of our common stock held by non-affiliates on June 30, 2009 was $31,658,346 when our common stock closed at $1.00 per share. Because such aggregate market value was below $50,000,000 on June 30, 2009, we qualify as a smaller reporting company for the filing of quarterly reports on Form 10-Q for the quarterly periods ending March 31, June 30 and September 30, 2010.
Chesapeake AEZ Exploration LLC is an affiliate of Chesapeake Exploration LLC, the party originally named in our Form 8-K filed February 26, 2010 as the buyer in the letter of intent for the sale of the properties. Both companies are units of publicly held Chesapeake Energy Corporation.

AMERICAN OIL & GAS INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART II. OTHER INFORMATION

Item 6. Exhibits	7

Signatures	7

Exhibit 10(i)
Exhibit 31.1
Exhibit 31.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On March 31, 2010, we sold all of our oil and gas interests in the Fetter and Krejci projects located in the Power River Basin, Wyoming and received approximately $46.2 million in sales proceeds from Chesapeake AEZ Exploration, LLC, which is a unit of publicly held Chesapeake Energy Corporation. Our primary focus area is our Goliath Bakken and Three Forks focused project located in the Williston Basin, North Dakota where we control approximately 68,500 net acres.
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

	Three months ended
	March 31,
	2010	2009
Oil sold (barrels)	7,820	3,778
Average oil price	$71.14	$33.83

Oil revenue	$556,342	$127,809

Gas sold (mcf)	45,490	51,414
Average gas price	$6.67	$3.46

Gas revenue	$303,629	$177,865

Total oil and gas revenues	$859,971	$305,674
Less lease operating expenses	(241,409)	(299,675)
Less oil & gas amortization expense	(246,000)	(113,000)
Less accretion of asset retirement obligation	(10,213)	(9,653)
Less impairment of oil and gas assets	—	(2,100,000)
Plus gain on sale of oil and gas properties	36,400,000	—

Income (loss) from oil & gas operations	36,762,349	(2,216,654)
Less depreciation of office facilities	(19,701)	(19,143)
Less amortization of other intangible asset	(45,000)	(45,000)
Less general and administrative expenses	(2,002,729)	(1,631,546)

Income (loss) from operations	$34,694,919	$(3,912,343)

Total barrels of oil equivalent (“boe”) sold	15,402	12,347
Revenue per boe sold	$55.84	$24.76
Lease operating expense per boe sold	$15.67	$24.27
Amortization expense per boe sold	$15.97	$9.15
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
Pro Forma Net Income and Earnings per Share. The above table of Pro Forma Revenues and Lease Operating Expenses reflects hypothetical cases of the properties that were sold on March 31, 2010 as being sold at the beginning of the respective quarterly periods, i.e., on January 1, 2010 and January 1, 2009, respectively. If the properties had been sold on January 1, 2010 at the same price and for the same gain as at March 31, 2010, then for the quarterly period, income from operations would have changed from $34.7 million to $34.5 million and net income would have changed from $28.0 million to $27.9 million, with no change in basic earnings per share and a $0.01 reduction in diluted earnings per share.
If the properties had been sold on January 1, 2009, at the same price as at March 31, 2010, then (i) the estimated recognized gain would have approximated $21 million for that 2009 quarterly period, (ii) the period’s income from operations would have changed from a $3.9 million loss to approximately $17.8 million of income, and (iii) the period’s net income would have changed from a $3.9 million loss to approximately $16.9 million of income. Earnings per share, basic and diluted, would have changed from an $0.08 loss per share to approximately $0.35 income per share (basic) and $0.33 income per share (diluted). However, given industry macroeconomic conditions and project microeconomic conditions existing in January 2009, Company management believes that if the properties that were sold on March 31, 2010 were instead sold on January 1, 2009, the sales proceeds would have been substantially less than the $46.2 million realized at March 31, 2010 and net income for the 2009 quarter would have been substantially less than the pro forma $16.9 million and perhaps even a net loss.
Company management cautions that such pro forma net income and pro forma earnings per share are of limited value in indicating future financial performance when the Company is undertaking a major 2010 drilling program at its Goliath Project after the successful Bakken formation completions in the Company’s Tong Trust 1-20H well in March 2010 and the Company’s Ron Vial1 1-25H well in May 2010.
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
PART II
OTHER INFORMATION
Item 6. EXHIBITS

Exhibit
No.	Description

10 (i)	Asset Sales Agreement dated March 19, 2010 for the property sale closed March 31, 2010, between American Oil & Gas Inc and North Finn LLC (the Sellers) and Chesapeake AEZ Exploration, LLC (the Buyer)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Original 10-Q)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Original 10-Q)
SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Patrick D. O’Brien Patrick D. O’Brien	Chief Executive Officer and Chairman of The Board of Directors	June 11, 2010

/s/ Joseph B. Feiten Joseph B. Feiten	Chief Financial Officer (principal financial officer and principal accounting officer)	June 11, 2010